Form 10QSB
period 2006-12-31
Tootie Pie Company, Inc.
filed 2007-02-22
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission file number

Tootie Pie Company, Inc.
(Exact name of small business issuer as specified in its charter)

NV	72-1602919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

129 Industry Drive Boerne, TX 78006
(Address of principal executive offices)

(210) 737-6600
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  X    No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No  X

As of January 31, 2007, 5,927,800 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___  No  X

TOOTIE PIE COMPANY, INC.

INDEX

PART I – FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (Unaudited)

Balance Sheets as of December 31, 2006 and March, 31, 2006

3

Statements of Operations for the three and nine months

ended December 31, 2006 and 2005

4

Statements of Cash Flows for the nine months

ended December 31, 2006 and 2005

5

Notes to Financial Statements

 6

Item 2.

Management’s Discussion and Analysis or Plan of Operation

  8

Item 3.

Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

14

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Submission of Matters to a Vote of Security Holders

14

Item 5.

Other Information

14

Item 6.

Exhibits

14

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$228,488	$182,503
Accounts receivable, trade	74,072	12,857
Inventory	27,254	14,241
Other current assets	16,102	8,661
Total current assets	345,916	218,262

Fixed Assets:
Furniture and equipment	115,916	72,777
Leasehold improvements	30,137	30,137
Building	7,000	7,000
Total fixed assets	153,053	109,914
Less accumulated depreciation	(30,974)	(11,844)
Net fixed assets	122,079	98,070

Other Assets:
Intangible assets, net	154,619	175,134
Deposits and other	3,550	2,950
Total other assets	158,169	178,084

Total Assets	$626,164	$494,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$79,302	$14,968
Accounts payable, employees	4,830	5,290
Accrued expenses	16,946	13,119
Deferred revenue	4,779	-
Total current liabilities	105,857	33,377

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 99,900,000 shares, 5,927,800 and 4,992,800 issued and outstanding	5,928	4,993
Additional paid-in-capital	1,035,772	733,057
Retained earnings (deficit)	(521,393)	(277,011)
Total stockholders’ equity	520,307	461,039

Total Liabilities and Stockholders’ Equity	$626,164	$494,416

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended	Inception* to
	December 31,		December 31,	December 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$339,500	$93,955	$506,790	$102,183
Cost of goods sold	123,549	72,862	251,215	84,923
Gross profit	215,951	21,093	255,575	17,260

Operating Expenses:
General and administrative expense	89,645	110,321	243,874	130,628
Selling expense	148,381	37,244	263,230	41,796
Total Operating Expenses	238,026	147,565	507,104	172,424

Operating Income (Loss)	(22,075)	(126,472)	(251,529)	(155,164)

Other Income:
Interest income	1,550	2,261	7,147	2,770
Total Other Income	1,550	2,261	7,147	2,770

Loss before income taxes	(20,525)	(124,211)	(244,382)	(152,394)

Income taxes	-	-	-	-

Net Loss	$(20,525)	$(124,211)	$(244,382)	$(152,394)

Earnings (Loss) Per Share

Basic and diluted loss per share	$(0.003)	$(0.03)	$(0.04)	$(0.05)

Weighted average common shares outstanding, basic and diluted	5,927,800	4,025,553	5,625,200	3,293,014

See Notes to Interim Financial Statements

*  Tootie Pie Company, Inc. was incorporated on June 16, 2005 and began soft opening of operations on September 9, 2005 with formal operations commencing on November 1, 2005.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2006	2005*
	(unaudited)	(unaudited)

Operating Activities
Net loss	$(244,382)	$(152,394)
Adjustments to reconcile net income to net cash (used) by operating activities:
Depreciation	19,130	5,870
Amortization	20,515	9,045
Common stock issued for services	8,000	39,725
Stock options issued for services	-	26,000
Changes in operating assets and liabilities:
Accounts receivable	(61,215)	(18,846)
Inventory	(13,013)	(7,593)
Other assets	(8,041)	(17,135)
Accounts payable and accrued expenses	67,701	43,864
Deferred revenue	4,779	-
Net Cash (Used) by Operating Activities	(206,526)	(71,464)

Investing Activities
Purchases of fixed assets	(43,139)	(104,483)
Acquisition of predecessor business – intangible assets	-	(41,000)
Net Cash (Used) by Investing Activities	(43,139)	(145,483)

Financing Activities
Issuances of common stock, net of offering costs	295,650	494,950
Owner contributions	-	-
Net Cash Provided by Financing Activities	295,650	494,950

Net Change in Cash	45,985	278,003
Cash at beginning of period	182,503	-

Cash at End of Period	$228,488	$278,003

See Notes to Interim Financial Statements

*  Tootie Pie Company, Inc. was incorporated on June 16, 2005 and began soft opening of operations on September 9, 2005 with formal operations commencing on November 1, 2005.

TOOTIE PIE COMPANY, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The accompanying interim financial statements should be read in conjunction with the March 31, 2006 financial statements and the notes thereto included in the Company’s Prospectus on Form 424B3, filed on January 10, 2007.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – STOCK-BASED COMPENSATION

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value.  Statement No. 123R eliminates the ability to account for stock-based compensation using APB No. 25, “Accounting for Stock Issued to Employees,” and requires that these transactions be recognized as compensation cost in the income statement based on their fair values on the date of grant.  The transition provisions require the “modified prospective method” be applied to all new or modified awards and the remaining expense for unvested options.  The Company adopted Statement No. 123R as of April 1, 2006, but the impact to the current period was immaterial, as all outstanding options were fully vested on the date of adoption, and no new options have been granted.

The Company previously applied the intrinsic value method under the recognition and measurement provisions of APB No. 25 in accounting for its stock option and stock purchase plans.  The Company recorded stock based employee compensation cost of $26,000 for the three month and inception to date periods ended December 31, 2005, related to stock options which is reflected in net income (loss), as all options granted through December 31, 2005 had an exercise price less than the market value of the underlying common stock on date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123R, “Accounting for Stock-Based Compensation,” to stock-based employee compensation in the prior period.

	Three Months Ended	Inception, June 16, 2005 to
	December 31, 2005	December 31, 2005

Net loss, as reported	$(124,211)	$(152,394)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34,796)	(34,796)
Pro forma net loss	$(159,007)	$(187,190)

Net loss per common share - basic and diluted, as reported	$(0.03)	$(0.05)
- basic and diluted, as reported	$(0.04)	$(0.06)

NOTE 3 – PURCHASE OF CERTAIN ASSETS

On September 9, 2005, the Company purchased the rights, recipes, customer lists, and certain equipment of a sole proprietor located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000.  The $200,000 purchase price is being amortized over a seven year period and is allocated to the following assets acquired:

Plant and equipment	$9,000
Intangible asset - recipes	191,000

$200,000

NOTE 4 – REGISTRATION OF COMMON STOCK

In December 2006, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC).  The Registration Statement was declared effective by the SEC in January 2007 and the Company is in the process of completing the applications for its common stock to be traded on the Over the Counter Bulletin Board.

The Company did not raise any capital through this Registration Statement.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "intends," "expects," "anticipates," or similar expressions. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, our ability to implement our business plan, our ability to raise additional funds, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and distributors, and other risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission, including our final prospectus on Form 424. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the March 31, 2006 financial statements and information included in our final prospectus on Form 424B3, filed with the SEC on January 10, 2007.

Overview

On June 16, 2005, we incorporated in the State of Nevada.  On September 9, 2005, we purchased the rights, recipes, customer lists, and certain equipment of a sole proprietor located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000.  Our fiscal year end is March 31.  Our first audit period is June 16, 2005 (inception) to March 31, 2006.  Therefore, our first fiscal “year” is a short period that represents approximately 9 months.  The first 4 months (June through October of 2005) were used for fundraising and tenant finish of our manufacturing facility in Boerne, Texas.  We commenced limited operations in September 2005 in the original Medina, Texas facility we acquired with the initial assets we purchased.  We added a larger facility in Boerne, Texas and commenced operations in that location in November 2005.  We closed the Medina facility in May 2006.  Our financials reflect these activities, most of which are not representative of our on-going business and business plans.  Therefore, we believe our historical financials should not be used to predict our future results.

We manufacture, market and sell “high end” pies.  We have three sales channels that each focus on a different customer base and market including retail, corporate and wholesale.  The retail segment serves individual consumers through in-store sales at our Boerne storefront, orders via telephone and internet orders on our website.  We also have customers from area schools that sell our products for fundraisers.  These customers purchase our products throughout the year, however, we do experience a seasonal increase in sales during November and December as a result of the holidays.

Our corporate segment serves businesses that purchase our pies for gifts, events and/or personal use.  Our corporate sales program provides a convenient and cost effective way to promote their company through customer and employee appreciation programs.  Our corporate customers range in size from small businesses to large corporations.  We believe this segment will play a key role in our future growth because our current corporate customers send our pies to their contacts and employees.  We believe that once those end-recipients sample the quality of our pies, they may become our future customers.

Our wholesale customers are made up of regional and national broad-line foodservice distributors who purchase our products and then resell them to their customers.  As of December 31, 2006, our primary distributors are Sysco Foodservices of San Antonio, Sysco Foodservices of Austin, Ben E. Keith Foodservices of San Antonio, and Ben E. Keith Foodservices of Dallas/Fort Worth.  Sysco Foodservices of San Antonio and Austin are part of Sysco Corporation, a national foodservice distributor.  Ben E. Keith Foodservices of San Antonio and Dallas/Fort Worth are part of Ben E. Keith Foodservices, a multi- state foodservice distributor.  Through December 2006, these distributors have primarily sold to the central and south Texas markets.   Ben E. Keith Foodservices of Dallas/Fort Worth sells to customers located in West Texas, North Texas, East Texas, and stretching into parts of northern Louisiana.  Ben E. Keith Foodservices of San Antonio and Dallas/Fort Worth both service the Houston, Texas market.  The distributors purchase our products in volume and then sell and deliver our products to their customers.  The distributor customers are referred to as “end-users” and consist of restaurants, hotels, hospitals, schools, convention centers, and caterers.  The size of their customers varies and range from local, regional, and national companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results.  Our preparation of our Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.  We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

Valuation Long-Lived Assets:

We periodically review, on at least an annual basis, the carrying value of long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  To the extent the fair value of long-lived assets, determined based upon the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Federal Income Taxes:

We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences.  Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition:

Revenue is recognized when the following four criteria have been met: the product has been shipped and we have no significant remaining obligations; persuasive evidence of a sales arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. Deductions from sales for discounts, if granted, are recorded as reductions of revenues and are provided for at the time of initial sale of product.

Stock-Based Compensation:

We do not have a stock-based compensation plan; however we have issued stock to employees and non-employees from time to time as compensation for services rendered.  The expense recorded for the services rendered was based on market value of the underlying common stock on the date the shares were issued. The market value was determined to be the per share cash price paid by willing investors near the time the stock was issued.

We have also granted options to our directors and officers. Through March 31, 2006, we accounted for these grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting For Stock Issued to Employees”, and related interpretations.  We recorded stock-based employee compensation cost of $26,000 for the period ended March 31, 2006, related to stock options which is reflected in net income, as all options granted had an exercise price less than the market value of the underlying common stock on the date of grant.  No stock options have been granted since March 31, 2006.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to individuals, corporations, and distributors.  Revenues for the quarter ended December 31, 2006 increased 261.3% to $339,500 from $93,955 for the quarter ended December 31, 2005.  Revenues for the nine months ended December 31, 2006 increased 396.0% to $506,790 from $102,183 for the short period from our inception to December 31, 2005.  Since inception on June 16, 2005 we spent the first four months, June through October, on fundraising and tenant finish of our manufacturing facility in Boerne, Texas.  Limited operations commenced in September 2005 in the original Medina facility and in November 2005 in our main facility in Boerne.  Therefore the short period ended December 31, 2005 is provided for information purposes and does not necessarily provide a true picture of accepted comparable periods.  The increases from the prior year periods were primarily attributable to the increase in revenues generated from pie sales to our existing and new retail, corporate and distributor customers due to increased transaction volume as well as opening new distributor territories.

For periods reported below our customers were in the following categories:

Category	Three month period ended December 31, 2006	Three month period ended December 31, 2005	Nine month period ended December 31, 2006	Inception, June 16, 2005 to December 31, 2005
Retail	39%	72%	33%	75%
Corporate	37%	23%	25%	21%
Wholesale	24%	05%	42%	04%
Totals	100%	100%	100%	100%

Due to the seasonal nature of our business we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods.  Our retail and corporate customers buy throughout the year, however, the vast majority of our revenue from our retail and corporate customers is during November and December, or our third quarter.  Sales to our wholesale customers do not experience the high seasonal fluctuations that we experience with our retail and corporate customers.  We anticipate the strongest sales periods for our wholesale business to be from April through December, or our first, second and third quarters.

As of December 31, 2006, our two largest wholesale customers were Sysco Food Services and Ben E. Keith Food Services.  Sysco Food Services was a customer in their Sysco Food Services of San Antonio and Sysco Food Services of Austin locations.  Ben E. Keith Food Services was a customer in their Ben E. Keith Food Services of San Antonio and Ben E. Keith Food Services of Dallas/Fort Worth locations.  For the nine month period ending December 31, 2006, Sysco Food Services of San Antonio and Austin and Ben E. Keith Food Services of San Antonio and Dallas/Fort Worth combined for 33% of our overall sales, 15% and 18% respectively.

Cost of Sales:

Cost of sales includes raw materials, direct labor, cooking and cleaning supplies, and factory overhead.  Cost of sales was $123,549 and $72,862 for the quarters ended December, 31 2006 and 2005, respectively, and $251,215 and $84,923 for the nine months ended December 31, 2006 and from inception, June 16, 2005 to December 31, 2005.  The increase from the prior year quarter and nine month periods was due primarily to the increase in pie sales volume to our existing and new retail, corporate and wholesale customers.

Gross Margin:

Gross margin after depreciation was 63.6% of net sales for the quarter ended December 31, 2006 compared to 22.5% for the quarter ended December 31, 2005.  Gross margin after depreciation was 50.4% of net sales for the nine months ended December 31, 2006 compared to 16.9% for the short period ended December 31, 2005.  The 41.1 percentage point improvement for the quarter ended December 31, 2006 and the 33.5 percentage point improvement for the nine months ended December 31, 2006 in our gross margin are attributable to fixed cost of manufacturing being spread over an increased number of units sold and improvements in manufacturing efficiencies which reduced overall unit cost.  The result is higher gross profits for each unit sold.  We expect the gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $238,026 for the quarter ended December 31, 2006, from $147,565 for the quarter ended December 31, 2005.  Selling, general and administrative expenses for the nine months ended December 31, 2006 increased to $507,104 from $172,424 for the short period ended December 31, 2005.  The increase from the prior year quarter and period were principally due to the effect of moving out of our initial start-up phase of operations and short reporting periods to full reporting periods and moving to managing growth in unit sales, market territories, and manufacturing and customer support capabilities.

Non-Operating Items:

Other income, interest, decreased to $1,550 for the quarter ended December 31, 2006 from $2,261 for the quarter ended December 31, 2005, and increased to $7,147 for the nine months ended December 31, 2006 from $2,770 for the short period ended December 31, 2005.  The decrease from the prior quarter period was attributable to lower interest income earned in the quarter ended December 31, 2006.  The increase for the nine months ended December 31, 2006 was attributable to moving from our initial short reporting period to a full nine month reporting period.

Net Loss:

Net loss decreased to $20,525 for the quarter ended December 31, 2006 from $124,211 for the quarter ended December 31, 2005 and increased to a net loss of $244,382 for the nine months ended December 31, 2006 from a loss of $152,394 for the short period ended December 31, 2005.  The net loss decrease for the quarter ended December 31, 2006 is a result of our successful marketing efforts to grow our sales during our peak holiday season, November and December.  The net loss increase for the nine months ended December 31, 2006 is attributable to moving from our initial short reporting period to a full nine month reporting period.

Liquidity and Capital Resources

Since our inception through June 30, 2006, we have raised working capital of $790,600, net of offering costs, from the sale of our common stock under a private placement of securities.  As of February 20, 2007, no additional common stock shares have been sold. The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with future expansion of our manufacturing and customer support capabilities, and our operating results.

On January 8, 2007, the Securities and Exchange Commission declared our registration statement effective and we became a public company.  The registration statement registered 11,901,800 shares of our common stock.  On February 15, 2007, Westminster Securities, our sponsoring Market Maker, informed us that they have filed a Form 211 with the National Association of Securities Dealers, or NASD.  Once the NASD completes their review of the Form 211, we expect our common stock to commence trading on the Over the Counter Bulletin Board market, or OTCBB.

We can not determine if an active market will develop for our common stock or predict the price at which our common stock will trade.  As part of the 11,901,800 shares registered, 5,974,000 shares of common stock may be issued if all of our outstanding warrants are exercised.  We have two classes of warrants, Class A and Class B.  The Class A warrants have an exercise price of $0.50 per share.  As of February 20, 2007, we could issue up to 2,987,000 shares of our common stock pursuant to Class A warrants.  The Class B warrants have an exercise price of $1.00 per share.  As of February 20, 2007, we could issue up to 2,987,000 shares of our common stock pursuant to Class B warrants.   It is possible that the warrants may

expire and may never be exercised.  If we receive proceeds from the exercise of warrants, we intend to use the proceeds for working capital.

We believe our current working capital will be adequate to fund our operations and growth through the end of our fiscal year, March 31, 2007.  During the first quarter of our fiscal year ending March 31, 2008, we anticipate needing additional working capital to fund our operations, marketing, and inventory buildup for the remainder of that fiscal year.   In the event we do not receive proceeds from the exercise of warrants, we will need to seek alternative sources of working capital. Potential sources of such working capital could include senior debt facilities, new lines of credit, or additional sales of our securities. If we raise funds through our investors exercising their warrants or the sale of other securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2006, we had $228,488 of cash and cash equivalents, compared to $182,503 of cash and cash equivalents at March 31, 2006.  Our current assets at December 31, 2006, were $345,916 compared to $218,262 at March 31, 2006.  Our current liabilities at December 31, 2006, were $105,857 compared to $33,377 at March 31, 2006.

Net cash used in operating activities was $206,526 for the nine months ended December 31, 2006 and $71,464 for the short period ended December 31, 2005.  Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities.

Net cash used in investing activities was $43,139 for the nine months ended December 31, 2006 and $145,483 for the short period ended December 31, 2005.  These investing activities primarily reflected capital expenditures to develop our business. As we began the three month period ended December 31, 2006, we were in the initial stages of expanding our manufacturing capabilities.  The expansion during this period related to placing into service additional equipment and increasing the electrical load capacity of our manufacturing facility.  We added a double oven and a combination walk-in freezer/cooler unit, for a total working capital outlay of $26,040.  As a result of the expansion we doubled our production capacity during a single shift and more than doubled our storage capacity of finished inventory. We believe the effect of the expansion will provide more cost effective production and inventory management, as well as managing increased production requirements in the future.

We do not currently anticipate making any material capital expenditures during the fourth quarter of the current fiscal year ending March 31, 2007.

Net cash provided by financing activities of $295,650 for the nine months ended December 31, 2006 represented proceeds from the issuance of common stock under a private placement of securities.  Net cash provided by financing activities of $494,950 for the short period ended December 31, 2005 represented proceeds from the issuance of common stock under a private placement of securities

Material Trends and Uncertainties

Our revenues are principally derived from selling our pies to individuals, corporations, and distributors.  Revenues for the quarter ended December 31, 2006 increased 261% to $339,500 from $93,955 for the quarter ended December 31, 2005.  Revenues for the nine months ended December 31, 2006 increased 396% to $506,790 from $102,183 for the short period ended December 31, 2005.  The increases from the prior year periods were primarily attributable to the increase in revenues generated from pie sales to our existing and new retail, corporate and wholesale customers due to increased transaction volume as well as opening new distributor territories.  While we continue to plan for growth in pie sales in our three sales categories (retail, corporate, and wholesale) we are uncertain if sales will continue to increase at our current rates or amounts.

Since our inception through June 30, 2006, we have raised working capital of $790,600, net of offering costs, from the sale of our common stock under a private placement of securities. Since June 30, 2006 no additional shares have been sold. The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with future expansion of our manufacturing and customer support capabilities, and our operating results.  We believe our current working capital will be adequate to fund our operations and growth through the end of our fiscal year end March 31, 2007.  During the first quarter of our fiscal year ending March 31, 2008, we anticipate needing additional working capital to fund our operations, marketing, and inventory buildup for the fiscal year ending March 31, 2008.   In the event we do not receive proceeds from the exercise of warrants we will need to seek alternative sources of working capital. Potential sources of such working capital could include senior debt facilities, new lines of credit, or additional sales of our securities. If we raise funds through our investors exercising their warrants or the sale of other securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2006, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this  Quarterly Report on Form 10-QSB.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We currently are not aware of, or a party to, any legal proceedings.  Additionally, our officers and directors, in their capacity as such, are not a party to any litigation.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2006, we did not sell any unregistered securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.  OTHER INFORMATION

Not Applicable.

Item 6.  EXHIBITS

Exhibit

Number

Description

3.1

Articles of Incorporation (included as Exhibit 3.1 to the Form SB-2 filed July 11, 2006, and incorporated herein by reference).

3.2

By-laws (included as Exhibit 3.2 to the Form SB-2 filed July 11, 2006, and incorporated herein by reference).

4.1

Corrected Form of Class A Warrant (included as Exhibit 4.1 to the Form SB-2/A filed August 24, 2006 and incorporated herein by reference).

4.2

Corrected Form of Class B Warrant (included as Exhibit 4.2 to the Form SB-2/A filed August 24, 2006 and incorporated herein by reference).

10.1

Commercial Lease between the Company and Jim and Betty Wade, dated July 20, 2005 (included as Exhibit 10.1 to the Form SB-2 filed July 11, 2006 and incorporated herein by reference).

10.2

Website Services Agreement between the Company and Wes Wilson, dated September 9, 2005 (included as Exhibit 10.2 to the Form SB-2 filed July 11, 2006 and incorporated herein by reference).

10.3

Vender Agreement between the Company and U.S. Foodservice, Inc., dated July 19, 2006 (included as Exhibit 10.3 to the Form SB-2/A filed October 18, 2006 and incorporated herein by reference).

10.4

Hold Harmless Agreement and Guaranty/Warranty of Product between the Company and Sysco Corporation, dated July 19, 2006 (included as Exhibit 10.4 to the Form SB-2/A filed October 18, 2006 and incorporated herein by reference).

10.5

Non-Compete Agreement between the Company and Bobbie Keese, dated September 9, 2005 (included as Exhibit 10.5 to the Form SB-2/A filed October 18, 2006 and incorporated herein by reference).

10.6

Non-Compete Agreement between the Company and Ruby Lorraine “Tootie” Feagan, dated September 9, 2005 (included as exhibit 10.6 to the Form SB-2/A filed October 18, 2006 and incorporated herein by reference).

10.7

Final Agreement between the Company and Ruby Lorraine “Tootie” Feagan, dated November 6, 2006 (included as Exhibit 10.7 to the Form SB-2/A filed November 9, 2006 and incorporated herein by reference).

10.8

Full Service Broker Agreement between the Company and Hanks Brokerage, dated November 7, 2006 (included as Exhibit 10.8 to the Form SB-2/A filed November 9, 2006 and incorporated herein by reference).

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2007		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don Merrill
Don Merrill President and Chief Executive Officer

	By:	/s/ David Patterson
David Patterson Chief Financial Officer Principal Accounting Officer