Form 10KSB
period 2007-03-31
Tootie Pie Company, Inc.
filed 2007-06-29
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2007.

[  ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 333-135702

TOOTIE PIE COMPANY, INC.
(Name of small business issuer in its charter)

Nevada	72-1602919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 Industrial Drive, Boerne, TX	78006
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (210) 737-6600

Securities registered under Section 12(b) of the Exchange Act:	None.
Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $611,495.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 1, 2007: $3,478,160 (based on a total of 4,968,800 shares of our common stock held by non-affiliates on June 1, 2007, at the closing price of $0.70 per share).

State the number of shares outstanding of each of the registrant’s classes of common stock as of June 1, 2007:   6,625,800

 Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [ X ]

TOOTIE PIE COMPANY, INC.

FORM 10-KSB

For the Year Ended March 31, 2007

CAUTIONARY STATEMENT CONCERNING FORWARD–LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our “Risk Factor” section and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

We incorporated in the State of Nevada on June 16, 2005.  In September 2005, we purchased certain assets from Ms. Ruby Lorraine “Tootie” Feagan including all of her pie recipes, customer list, the right to the “Tootie Pie” name, the related baking equipment, and building located in Medina, Texas with the goal of maximizing the market and profitability of her pie recipes.  Additionally, we hired Ms. Feagan and her daughter, Bobbie Keese, as employees, to help meet the demand of sales of our “high-end” pies, by baking and also training additional employees at our Boerne facility, with the goal to sell our pies to retail, corporate and wholesale customers.  On September 1, 2005, we leased a 5,000 square foot building in Boerne, Texas where we manufacture our pies for more broad-based distribution. This facility also serves as our corporate headquarters.

Market Overview

We focus on the “high-end” dessert market, providing handmade, fully baked pies that are then frozen for delivery to our customers.  The market information below focuses on the frozen pie industry as a whole and provides statistics on the four largest manufacturers of frozen pies in 2006.  We are not on the same level, in terms of sales or volumes, as these manufacturers, but we believe the research below is useful because it highlights trends that we believe relate to our products and the consumers we serve.  Our target customers fall into three different markets: retail, corporate and wholesale.

Our retail market includes the small to medium-size bakery that focuses on retail sales to consumers utilizing third party delivery carriers.  We currently do not compete against the named manufacturers in the retail grocery market.  We do, however, compete with companies that feature handmade, value-added products that are purchased online through websites, phone orders or walk-in retail outlets.  Due to the limited size and nature of our direct competitors in this market and the lack of information regarding these competitors because they tend to be smaller, private companies whose results are not available to the general public, we were unable to find comparative material and public research that addresses our niche market specifically; however, we believe that the trends mentioned below for the frozen pie industry speak to the market we serve in a more general sense and are thus helpful for comparative purposes.

Our corporate market consists of local and regional companies that place orders during the holiday season, or throughout the year, for pies to be shipped to their respective customers and/or employees.  Some of these companies also order pies to be shipped to their place of business for employee events and/or special occasions.

In our wholesale market, we compete against larger, well-established companies that have significant experience in wholesale distribution.  All of our pies for wholesale distribution are shipped frozen to our distributors, who then deliver them to their respective end-user.  We compete with high volume brands, including those named below.  We employ value-added marketing and focus on the quality, handcrafted nature of our pies.  Because of the inherent cost of the high quality ingredients that we use and the value-added marketing approach we employ, we must price our pies at the higher end of the wholesale dessert industry category.  The research below indicates that today’s consumer is eating out more, while still desiring products that have homemade quality.  We are currently a small competitor in terms of geographic coverage and volume compared to some of our competitors in the wholesale  market, but based on the positive response and growth in orders we have received from our distributors’ and their respective customers we will continue to grow in geographic coverage and volume.

The frozen pie category is a $338.2 million dollar industry led by four frozen pie brands including:  Mrs. Smith’s with $86.8 million in sales, Edwards with $71.4 million in sales, Marie Calender’s with $50.4 million in sales, and Sara Lee with $39.6 million in sales. (AIB International:https://www.aibonline.org/resources/statistics/2006pie.html 2006 Frozen Pie Statistics; Source: Baking & Snack, June 2006, page 56 and data obtained from Information Resources, Inc.).

According to the Times & Trends – March 2006 Food & Beverage Consumer Benefits, winning dessert brands offered taste and variety, health and wellness and/or convenience.  A trend is emerging with a movement towards more sophisticated and premium tastes.  There is room for improvement for brands seeking to provide convenience as consumers are not just looking for time savings but for faster and easier in conjunction with nutrition, taste and quality.  As Baby Boomers age and become “empty nesters”, the demand for premium products and more sophisticated tastes will rise.  This will include their outings to restaurants, purchases at retail outlets and deliveries to their home and/or business.  (Information Resources, Inc.,us.infores.com/Times & Trends/March 2006: 2005 New Product Pacesetters Executive Summary).

In today’s environment, we believe that several factors merit consideration including quality, convenience and portion control.  When it comes to desserts, research suggests that consumers insist upon quality and are willing to pay the price to indulge in value-added products.  This trend has forced frozen pie manufacturers to continue to improve and differentiate their products in order to bring the highest quality while meeting the convenience factor requirement.  Packaging is a key component in communicating ease of preparation to the consumer on-the-go.  Based on available industry information, and our analysis, it is our belief that consumers will pay a premium for high-quality products; especially if these products respond to certain trends that have developed in the frozen pie industry. These trends include health and wellness, convenience, as well as personal preference and indulgence factors.  We believe our products address these trends and meet these demands.

Products

Our products are high-quality, large eleven inch handmade pies.  We sell several varieties of pies including:  apple, peach, cherry, blackberry, blueberry, pecan, buttermilk, chocolate-pecan, lemon velvet, coconut supreme and heavenly chocolate.  We also offer seasonal pies in anticipation of customer demand and in response to holiday seasons, such as pumpkin pie in November for Thanksgiving.

Marketing and Sales

In September 2005, we secured the Tootie Pie brand, which was already established in parts of Texas.  Since the acquisition, we have worked to expand our brand identity.  Our brand promotion includes website and internet marketing, point-of-sale materials at restaurants, as well as other marketing materials that focus on our retail and corporate customers.  We believe the quality and unique nature of our high-end desserts will not only generate repeat sales in Texas and beyond, as our marketing efforts and brand reputation expands, but will allow us to open new wholesale markets.  During the fiscal year ended March 31, 2007, we increased our distribution territory with Ben E. Keith Food Services and Sysco Food Services.  We started the fiscal year selling to our primary distributors, Ben E. Keith Food Services San Antonio and Sysco Food Services of San Antonio.  During the 2007 fiscal year we increased our distribution territory as follows:

•

August 2006 - Ben E. Keith Food Services Fort Worth

•

September 2006 – Sysco Food Services of Austin

•

February 2007 - Ben E. Keith Food Services Oklahoma

•

March 2007 - Sysco Food Services of Houston

As of March 31, 2007, we have a sales and marketing team consisting of two full-time employees and two part-time employees.  The team’s primary responsibility is to establish sales strategies, product marketing events, and outside sales support.  In August 2006 we secured the services of Hanks Brokerage Company, a foodservice brokerage firm that represents our products in our current wholesale markets.

While we increased our distribution territory during the fiscal year ended March 31, 2007, the majority of our wholesale business came from our efforts in the South Texas region where we are located.  These sales are driven through the efforts of our in-house sales personnel, working with our foodservice broker and established food distributors and our internet website based advertising, which drives website sales.  We intend to expand our customer base by continuing to work with food distributors who sell to commercial end-users such as restaurants, bakeries, and coffee shops and to continue to market directly to our website customers and corporate customers.  Our food distributors utilize internal sales personnel who call on food related establishments and other types of end-users to drive demand for our product.

Our primary sales channels include:  Retail, Corporate, and Wholesale:

Retail:  We market our products directly to consumers through various means:

•

Website:  www.tootiepieco.com. The website is a sales and marketing tool that allows online purchases.

•

Phone Orders:  Customers can call us to place orders for pickup or delivery.

•

In-store sales:  Customers can visit our Boerne location for their purchases.  Our Boerne, Texas facility is a 5,000 square foot building located at 129 Industrial Drive and includes our corporate offices and baking facility.

•

Festivals/Events:  Includes local and regional events where the pies are promoted and/or sold to the respective attendees.

•

Fundraising Events:  We sell our pies to schools and/or similar organizations for local and regional fundraising campaigns.

Corporate:  Our corporate marketing and sales efforts to-date have been targeted towards local and regional companies, while customers on the national level have been acquired through the corporate sales page on our website. Our customers range from small businesses to large corporations that place orders during the holiday season, or throughout the year, for pies to be shipped to their respective customers and/or employees.  Some of these companies also order pies to be shipped to their place of business for employee events and/or special occasions.

Wholesale:  Our wholesale efforts focus on food distributors that purchase our product for distribution to their respective customer base.  Broad-line distributors carry extensive product lines in all categories of the food and beverage industry and represent a very large customer base in number and geographically.  Specialty distributors will carry focused product lines for specific markets and/or customers.

Customers

As of March 31, 2007 and March 31, 2006, our sales were split between the following markets:

Category	March 31, 2007	March 31, 2006
Retail	31%	65%
Corporate	24%	15%
Wholesale	45%	20%
Total Sales	100%	100%

As of March 31, 2006, our two primary wholesale customers, Ben E. Keith Food Services San Antonio and Sysco Food Services of San Antonio, combined for 12% of our overall sales, 8% and 4% respectively.  As of March 31, 2007, we added Ben E. Keith Food Services Dallas/Fort Worth, Sysco Food Services of Austin, Ben E. Keith Food Services Oklahoma, and Sysco Food Services of Houston as additional distributors.  As a result, Ben E. Keith Food Services San Antonio, Dallas/Fort Worth, and Oklahoma and Sysco Food Services of San Antonio, Austin, and Houston combined for 28% of our overall sales, 15% and 13% respectively.

The Baking Process

Effective September 1, 2005, we leased a 5,000 square foot building in Boerne, Texas where we manufacture our desserts for broad-based distribution.  Products are prepared in batches based on customer demand as to specific flavor categories.  Each pie is individually handmade and prepared for the baking process.  After the baking process is complete, the pies are staged for cooling.  Pies are then placed in our walk-in freezer unit to freeze.  Once frozen, pies are individually shrink-wrapped and packaged in cases with 2 pies per case.  After all pies are packaged, they are stored in the freezer until removed for sale and distribution to customers.

Raw Materials

We purchase the majority of our baking ingredients from supplier and distributor, Ben E. Keith Foods San Antonio.  We currently have a contract with Ben E. Keith Foods that offers cost incentives when 80% or more of our purchases are through Ben E. Keith Foods.  Although this is beneficial for cost incentives, the contract is non-binding.  If the contract with Ben E. Keith Foods were cancelled, we believe we could easily find another supplier or suppliers on the same or substantially similar terms.

As of March 31, 2007, we purchase our boxes and insulation material for packing from Victory Packaging in San Antonio, Texas.  There is no supplier risk for our packaging materials as there are many other vendors that can provide the same products at a similar price to meet our packaging needs.

Most of the materials we use to make and package our fruit, baking ingredients and cardboard for our packaging are commodity items, meaning they are available from many sources at approximately the same price.  It is possible that certain commodity items may increase in price if, for example, weather negatively affects a particular crop.  We have not experienced any substantial price increase, but if we do, our costs could increase which could affect our margins.  If prices rise substantially for our raw materials, we may have to raise prices on our products which could hurt our competitive position and our revenues could decrease.

Delivery

All of our pies are fully baked, frozen, and packaged to prepare them for delivery.

All retail and corporate pies are either picked up by the customer or shipped frozen via FedEx, or other similar carriers, utilizing either one or two-day delivery service, depending on the customer location.  Ground delivery to home or business is available for the following states:  Texas, Oklahoma, Arkansas, Mississippi, and Louisiana.  All other states require 2nd-day air service in order to maintain product quality and freshness.

Wholesale pies are packaged and placed on standard food size shipping pallets for pickup by the respective wholesale distributor.  These pies are shipped by refrigerated trucks and stored frozen on the distributor’s premises before being shipped by refrigerated truck to the end-user.

Competition

The “high-end” dessert market is highly competitive.  We compete against small to medium-size bakeries in our retail and corporate markets.  These companies tend to focus on website sales, phone orders or walk-in retail outlets.  In our wholesale market, we compete against larger, well-established companies, whose primary focus is on wholesale distribution to the food service industry.  Our closest competitors in these markets and in our region include:

Retail and Corporate Competition:

Janie’s Pies – San Antonio, Texas

Collin Street Bakery – Corsicana, Texas

Royer’s Pies – Round Top, Texas

Wholesale Competition:

Sweet Street Desserts – Reading, Pennsylvania

Lawler’s Desserts – Humble, Texas

Chef Pierre, a division of Sara Lee Food Service – Cincinnati, Ohio

Our goal is to compete by differentiating ourselves in the marketplace and promoting a “value added” approach. We accomplish this approach by promoting several key elements that we believe set us apart from our competition.  One of the most important features of our products is quality.  To date, we have competed in the retail markets primarily through word of mouth, although we have initiated some basic internet-based marketing and sales efforts.  When marketing our products to our customers, we stress the quality of our products, the fact they are handmade, and our reputation for customer service.  We have been able to communicate this message through the efforts of our sales personnel.  To date, we have found our approach to be well received in the marketplace.

In both our wholesale and retail categories, we feel that our price-points are consistent with what we see as our competition to be in this segment of the dessert market.  Because of the relative expense of our products, especially in our wholesale business, we offer value added services to our distributors’ end-users who may desire to utilize these services.  These services include allowing the use of our “Tootie” brand, the education of wait staff by our sales personnel, as well as supplying end-users with point-of-sale materials.  We believe the name “Tootie Pie” is catchy and we have found it to help generate interest among customers when mentioned by the end-users’ wait staff.

Intellectual Property

We have filed and obtained a Federal Copyright to protect our Company logo and trade dress.  We have also filed and obtained a State Trademark application with the State of Texas to protect the name “Tootie Pie Company”.  We have Confidentiality Agreements in place with all current employees protecting our Trade Secrets, including the recipes for the pies.

Government Regulation

As of February 13, 2007, we have been inspected on more than one occasion by the Kendall County Health Department, as well as a State Food and Drug Inspector; who advised us that he was also inspecting on behalf of the U.S. Food and Drug Agency.  We have placed the required inspection certificates and reports in areas of plain view as required. While these agencies do not issue opinions of a pass or fail nature, we were very pleased with the results of their inspections.

Our food processing facilities and food products are subject to regulation and random inspection by the U.S. Food and Drug Agency or USFDA, the State of Texas Department of Health, and the Kendall County Health Department.  We structure our operations to comply with such government regulation.

Seasonality

The high-end dessert business, and more specifically the pie business, does experience seasonal selling periods.  We have completed two such seasons since we started our business. Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods.  Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales is during November and December, or our third quarter.  Sales to our wholesale customers do not experience the high seasonal fluctuations that we experience with our retail and corporate customers.  We anticipate the strongest sales periods for our wholesale business to be from April through December, or our first, second and third quarters.

Employees

As of March 31, 2007, we had six full-time and eighteen part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

ITEM 2. DESCRIPTION OF PROPERTY.

As of March 31, 2007, our headquarters and operations were housed in approximately 5,000 square feet of leased office/warehouse space in Boerne, Texas. The lease expires in August 2008 and calls for annual rent of approximately $36,000. In addition to the rent, we pay the real estate taxes and insurance cost on the building.  The tax and insurance expense was approximately $5,500 and $3,000, respectively, for the twelve month period ended March 31, 2007. We believe our existing facilities will be adequate to meet our anticipated needs for the next year.

ITEM 3. LEGAL PROCEEDINGS.

We currently are not aware of, or a party to, any legal proceedings.  Additionally, our officers and directors, in their capacity as such, are not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the fourth quarter of fiscal year ended March 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission in 2006 and it was declared effective on January 8, 2007.  Active trading of our stock commenced on April 9, 2007 on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “TOOT.”

The following table sets forth, for the quarterly period indicated, the high and low closing prices of our common stock as reported on the OTCBB since our stock became actively traded.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2007	High	Low
Quarter ended June 30 *	$ 1.50	$ 0.65

* From April 9, 2007 through June 27, 2007.

Holders

As of June 1, 2007, 6,625,800 shares of our common stock are issued and outstanding. As of June 1, 2007, there were approximately 133 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future. Instead, we intend to reinvest our earnings into our Company, if any.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have a formal equity compensation plan.  However, certain non-plan stock options have been issued to our employees and officers as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	490,000	$0.29	-0-
Total	490,000	$0.29	-0-

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities in the fourth quarter ended March 31, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-KSB. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-KSB.

Overview

On June 16, 2005, we incorporated in the State of Nevada.  On September 9, 2005, we purchased the rights, recipes, customer lists, and certain equipment of a sole proprietor located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000.  Our fiscal year end is March 31.  Our first audit period is June 16, 2005 (inception) to March 31, 2006.  Therefore, our first fiscal “year” is a short period that represents approximately 9 months.  The first 4 months, June through October 2005, were used for fundraising and tenant finish of our manufacturing facility in Boerne, Texas.  We commenced limited operations in September 2005 in the original Medina, Texas facility we acquired with the initial assets we purchased.  We added a larger facility in Boerne, Texas and commenced operations in that location in November 2005.  We closed the Medina facility in May 2006.  Our financial statements for our first fiscal “year” and our first full twelve months of operations ended March 31, 2007 reflect these activities, most of which are not representative of our on-going business and business plans.  Therefore, we believe our historical financial statements are of limited use in predicting our future results.

Business Trends

We manufacture, market and sell “high end” pies.  We have three sales markets, retail, corporate and wholesale, that each focuses on a different customer base.

The retail market serves individual consumers through in-store sales at our Boerne storefront, orders via telephone and internet orders from our website.  We also have customers from area schools that sell our products for fundraisers.  These customers purchase our products throughout the year; however, we do experience a seasonal increase in sales during November and December as a result of the holidays.

Our corporate market serves businesses that purchase our pies for gifts, events and/or personal use.  Our corporate sales program provides a convenient and cost effective way for our corporate clients to promote their company through customer and employee appreciation programs.  Our corporate customers range in size from small businesses to large corporations.  We believe this market will continue to play a key role in our future growth because our current corporate customers send our pies to their contacts and employees.  We believe that once those end-recipients sample the quality of our pies, they may become our future customers.

Our wholesale customers are made up of regional and national broad-line foodservice distributors who purchase our products and then resell them to their customers.  We started the fiscal year selling to our primary distributors Ben E. Keith Food Services San Antonio and Sysco Food Services of San Antonio.  During the fiscal year ended March 31, 2007, we increased our distribution territory as follows:

•

August 2006 - Ben E. Keith Food Services Fort Worth

•

September 2006 – Sysco Food Services of Austin

•

February 2007 - Ben E. Keith Food Services Oklahoma

•

March 2007 - Sysco Food Services of Houston.

As of March 31, 2007, our primary distributors are Ben E. Keith Foodservices San Antonio, Ben E. Keith Foodservices Dallas/Fort Worth, Ben E. Keith Foodservices Oklahoma, Sysco Foodservices of San Antonio, Sysco Foodservices of Austin, and Sysco Food Services of Houston.  Ben E. Keith Foodservices San Antonio, Dallas/Fort Worth, and Oklahoma are part of Ben E. Keith Foodservices, a multi-state foodservice distributor.  Sysco Foodservices of San Antonio, Austin, and Houston are part of Sysco Corporation, a national foodservice distributor.  Through March 31, 2007, these distributors have primarily sold to the Central and South Texas markets.   Ben E. Keith Foodservices Dallas/Fort Worth sells to customers located in West Texas, North Texas, East Texas, and stretching into parts of Northern Louisiana.  Ben E. Keith Foodservices San Antonio and Dallas/Fort Worth both service the Houston, Texas market.  Ben E. Keith Foodservices Oklahoma sells to customers located in Oklahoma, Kansas, Missouri, and Arkansas.   Sysco Foodservices of San Antonio sells to customers in the South Texas markets.  Sysco Foodservices of Austin sells to customers in the Central Texas markets.  Sysco Foodservices of Houston sells to customers in the East Texas markets.  The distributors purchase our products in volume and then sell and deliver our products to their customers.  The distributor customers are referred to as “end-users” and consist of restaurants, hotels, hospitals, schools, convention centers, and caterers.  The size of their customers varies from local, regional, and national companies.  A key component of our wholesale business is actively marketing our products to our distributors’ sales force and to their respective end-users.  We accomplish this by hiring sales personnel, whose primary responsibility is to educate the distributors’ sales force about our products and assist them in selling our products, including going on sales calls with them or making sales calls on their behalf.  Part of our plan also includes providing our sales support to our distributors at a level that separates us from our competitors.

To assist us in covering these new markets mentioned above, effective August 1, 2006, we hired Hanks Brokerage Company.  Hanks Brokerage is a foodservice broker, responsible for soliciting orders, introducing new products at our request and maintaining contact with certain accounts.  In addition, Hanks Brokerage will transmit all information to us relating to competitive pricing, promotion and advertising bearing on our products and attend trade shows relating to the food trade within its territory.

We intend to manage our production of finished inventory by maintaining established minimum levels of inventory by product type.  We believe this provides us the necessary lead time to produce inventory based on demand.  To manage our inventory for the seasonality of our retail sales, we analyze our current production capacity and based on this capacity and projected sales volumes, we build up our inventory of pies to meet the anticipated demand.  For the 2007 holiday season, we began the inventory build up in May 2007 and will continue through December.  Then based on actual corporate sales orders, we will adjust our production levels to meet the demand.  In the event we over-produce inventory for the holiday season, we will reduce inventory production and sell the excess inventory to wholesale and retail customers after the holiday season.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results.  Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Valuation Long-Lived Assets:  We periodically review, on at least an annual basis, the carrying value of intangible assets and other long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  To the extent the fair value of intangible assets and long-lived assets, determined based upon the estimated future cash flows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

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

Revenue Recognition:  Revenue is recognized when goods are shipped from production facilities to customers.  Revenue is recognized when the following four criteria have been met:  the product has been shipped and we have no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable.  Deductions from sales for discounts are recorded as reductions of revenues and are provided for at the time of initial sale of product.

Stock-Based Compensation:  We do not have a stock-based compensation plan; however, we have issued stock to employees and non-employees from time to time as compensation for services rendered.  We record the expense for the services rendered based on market value of the underlying common stock on the date the shares were issued.  The market value is determined to be the per share cash price paid by willing investors near the time the stock was issued.

We have also granted stock options to our directors and officers.  Through March 31, 2006, we accounted for these grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  Effective April 1, 2006, we adopted SFAS No.123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards.

Recent Accounting Pronouncements

In June 2006, FASB issued its Interpretation No. 48, “Accounting for Uncertain Tax Positions”, which is an interpretation to FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation requires an enterprise to recognize its best estimate of the impact of a tax position only if that position is probable of being sustained on audit by the IRS.  In evaluating whether the probable recognition threshold has been met, this Interpretation requires the presumption that the tax position will be valuated during an audit by taxing authorities.  The term “probable” issued in this proposed Interpretation, consistent with its use in FASB Statement No. 5, “Accounting for Contingencies”, means “the future event or events are likely to occur.”  Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable.  The impact may also include both (a) and (b).  The Interpretation is effective for fiscal years beginning after December 15, 2006.  We do not expect the Company’s financial position, results of operations or cash flows to be impacted by the Interpretation.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  Additionally, it established a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 14, 2007.  We do not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance of this SAB is effective for our annual financial statement for the year ended March 31, 2007.  SAB No. 108 did not have an impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Comparison of the Year Ended March 31, 2007 to the Year Ended March 31, 2006

Overview:

Since our inception on June 16, 2005 we spent the first four months, June through October, on fundraising and tenant finish of our manufacturing facility in Boerne, Texas.  Limited operations commenced in September 2005 in our original Medina facility and in November 2005 in our main facility in Boerne.  Therefore the short period ended does not provide a true picture of accepted comparable periods.

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate, and wholesale markets.  Revenues for the twelve months ended March 31, 2007 increased 326% to $611,495 from $143,468 for the short period from our inception, June 16, 2005, to March 31, 2006.  The increases from the prior year period were primarily attributable to the increase in revenues generated from a volume increase in pie sales to our existing and new retail, corporate and wholesale distributor customers due to increased transaction volume as well as opening new distributor territories.

The 326% increase in revenues for the twelve months ended March 31, 2007 is detailed in the following table.

Category	Year End March 31, 2007	Inception, June 16, 2005 To March 31, 2006	$ Increase (Decrease)	% Increase (Decrease)
Retail	$ 165,379	$ 75,788	$ 89,591	118%
Corporate	124,361	23,185	101,176	436%
Wholesale	233,124	27,561	205,563	746%
Packaging/Shipping Reimbursements	88,631	16,934	71,697	423%
Net Sales	$ 611,495	$ 143,468	$ 468,027	326%

As detailed above, the 326% sales increase is a result of a combination of two primary factors.  The first is the comparative period, inception to March 31, 2006, covers approximately nine months versus the twelve months reported for the fiscal year end March 31, 2007.  The second factor is the volume increase in sales representing the results of executing the early stages of our marketing/sales efforts in our retail, corporate, and wholesale markets.

For the periods reported below, our customers were in the following categories:

Category	Year Ended March 31, 2007	Inception, June 16, 2005 to March 31, 2006
Retail	33%	75%
Corporate	25%	21%
Wholesale	42%	04%
Totals	100%	100%

Due to the seasonal nature of our business we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods.  Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales is during November and December, or our third quarter.  Sales to our wholesale customers do not experience the high seasonal fluctuations that we experience with our retail and corporate customers.  We anticipate the strongest sales periods for our wholesale business to be from April through December, or our first, second and third quarters.

As of March 31, 2007, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Food Services.  For the twelve month period ended March 31, 2007, Ben E. Keith Food Services and Sysco Food Services combined for 28% of our overall sales, 15% and 13% respectively.

Costs of Sales:

Cost of sales includes raw materials, direct labor, cooking and cleaning supplies, and factory overhead.  Cost of sales was $322,051 for the twelve months ended March 31, 2007 compared to $132,590 for the short period ended March 31, 2006.  The increase from the prior year was due primarily to the increase in pie sales volume to our existing and new retail, corporate and wholesale customers.

Cost of sales, as a percentage of net sales, was 53% for the twelve month period ended March 31, 2007 compared to 92% for the short period ended March 31, 2006.  The 39 percentage point improvement in our cost of sales as a percentage of net sales for the twelve month period ended March 31, 2007 is attributable to our fixed cost of manufacturing being spread over an increased number of units sold and improvements in manufacturing efficiencies.  The result is a reduced overall cost per unit produced and sold.

Gross Margin:

Gross margin after depreciation was 47% of net sales for the twelve month period ended March 31, 2007 compared to 8% for the short period ended March 31, 2006.  The 39 percentage point improvement for the twelve months ended March 31, 2007 in our gross margin is directly related to the improvement in our cost of sales percentage.  The result is higher gross profits for each unit sold.  We expect the gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $746,361 for the twelve month period ended March 31, 2007, from $291,899 for the short period ended March 31, 2006.  The increase from the prior year period was principally due to the effect of moving out of our initial start-up phase of operations and short reporting periods to full reporting periods and moving to managing growth in unit sales, market territories, manufacturing and customer support capabilities.

Non-Operating Items:

Other income increased to $9,020 for the twelve month period ended March 31, 2007 from $4,010 for the short period ended March 31, 2006.  The increase from the prior period was primarily attributable to higher interest income earned in the twelve month period ended March 31, 2007 compared to the short period ended March 31, 2006.

Net Loss:

Net loss increased to $447,897 for the twelve months ended March 31, 2007 from $277,011 for the short period ended March 31, 2006.  The net loss increase for the twelve months ended March 31, 2007 is attributable to moving from our initial short reporting period to a full twelve month reporting period and as a result of the items discussed above.

Liquidity and Capital Resources

From our inception to March 31, 2007, we have raised working capital of $790,000, net of offering costs, from the sale of our common stock under a private placement of securities.  As of March 31, 2007, no additional common stock has been sold. The amount of working capital that we require depends on several factors, including, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with future expansion of our manufacturing and customer support capabilities, and our operating results.

On January 8, 2007, the Securities and Exchange Commission declared our registration statement on form SB-2 effective.  The registration statement registered 11,901,800 shares of our common stock.  On April 9, 2007 our common stock commenced trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “TOOT.”

As part of the 11,901,800 shares registered, 5,974,000 shares of common stock may be issued if all of our outstanding warrants are exercised. We have two classes of warrants, Class A and Class B.  The Class A warrants have an exercise price of $0.50 per share.  As of March 31, 2007, we could issue up to 2,987,000 shares of our common stock pursuant to Class A warrants.  The Class B warrants have an exercise price of $1.00 per share.  As of March 31, 2007, we could issue up to 2,987,000 shares of our common stock pursuant to Class B warrants.

On April 17, 2007 we called the Class A warrants representing 2,987,000 shares of our common stock under the call feature of the warrants. This feature allowed us to call the Class A warrants if our common stock reached a trading price equal to or greater than $0.75 per share.  As of June 1, 2007 we have sold 858,000 shares for $429,000 as a result of the warrant call. We are currently working with the holders of the Class A warrants to allow them additional time to exercise their remaining warrants.  It is possible that the remaining 2,129,000 shares underlying the Class A warrants and the Class B warrants may expire and never be exercised.  Any additional proceeds we receive from the exercise of the remaining Class A warrants and/or any additional proceeds we receive from the Class B warrants will be used as working capital.

We believe our current working capital will be adequate to fund our operations and growth through our fiscal year ended, March 31, 2008.  In the event our current working capital is not adequate to fund our operations and growth and we do not receive any additional proceeds from the exercise of the remaining warrants, we will need to seek alternative sources of working capital. Potential sources of such working capital could include senior debt facilities, new lines of credit, or additional sales of our securities. If we raise funds through our investors exercising their remaining warrants or the sale of other securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2007, we had $138,171 of cash and cash equivalents, compared to $182,503 of cash and cash equivalents at March 31, 2006.  Our current assets at March 31, 2007, were $185,145 compared to $218,262 at March 31, 2006.  Our current liabilities at March 31, 2007, were $46,428 compared to $33,377 at March 31, 2006.

Net cash used in operating activities was $296,843 for the twelve months ended March 31, 2007 and $160,933 for the short period ended March 31, 2006.  Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities.

Net cash used in investing activities was $43,139 for the twelve months ended March 31, 2007 and $150,914 for the short period ended March 31, 2006.  These investing activities primarily reflected capital expenditures to develop our business.

Net cash provided by financing activities of $295,650 for the twelve months ended March 31, 2007 represented proceeds from the issuance of common stock under a private placement of securities.  Net cash provided by financing activities of $494,350 for the short period ended March 31, 2006 represented proceeds from the issuance of common stock under a private placement of securities.

Adjustment for non-cash items:

Adjusted for non-cash items, net loss for the twelve months ended March 31, 2007 was $447,897 compared to a net loss before non-cash items of $298,079 for the twelve months ended March 31, 2007.  Adjusted for non-cash items, net loss for the short period ended March 31, 2006 was $277,011 compared to a net loss before non-cash items of $155,601 for the short period ended March 31, 2006.  Non-cash items include depreciation, amortization and non-cash stock compensation expense.  Additional non-cash items reported during the fiscal year ended March 31, 2007 include the gain on sale of fixed assets.

Net income before non-cash items is not a term defined by generally accepted accounting principles, or GAAP, and may not be comparable to other similarly titled measurements used by other companies. Such non-GAAP measures should be considered in addition to, and not as a substitute for, performance measures calculated in accordance with GAAP. The accompanying table includes a detailed reconciliation of net loss reported in accordance with GAAP to net loss before non-cash items.

Adjustment for non-cash items	Year Ended March 31, 2007	Inception June 16, 2005 to March 31, 2006
Net Loss (including non-cash items)	$ (447,897)	$ (277,011)
Excluding non-cash items:
Add:
Depreciation and amortization	53,958	27,710
Non-cash stock compensation expense	96,360	93,700
Minus:
Gain on sale of fixed assets	(500)	0
Net Income/(Loss) before non-cash items	$ (298,079)	$ (155,601)

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Risk Factors

There are many factors that affect our business and the results of its operations, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.

WE NEED ADDITIONAL WORKING CAPITAL AND WITHOUT ADEQUATE CAPITAL, WE MAY NOT BE ABLE TO FULFILL OUR BUSINESS PLAN.

We are currently a start-up company that has been operating for approximately 20 months and although we believe that we have adequate capital to fund our operations and growth through the end of our fiscal year ended March 31, 2008, we will need additional working capital to fund future growth and continued operations.  However, we may not be able to access the capital we need on terms acceptable to us.  If we can access financing, it may involve issuing debt or equity securities that are senior to our outstanding shares.  Any issuance of convertible debt or equity securities may dilute the value of our current shares outstanding.  If we issued debt securities or take loans from private investors, we may have to agree to certain covenants as a condition of those loans that restrict the manner in which we run our company.  In addition, if we can’t raise additional capital, it is likely that our potential growth will be restricted and we will be forced to scale back or curtail the implementation of our business plan.  If we do not raise the additional capital, the value of your investment may decrease or become worthless.

WE HAVE A LIMITED OPERATING HISTORY AND, THEREFORE, IT IS DIFFICULT TO EVALUATE OUR CHANCE FOR SUCCESS.

We were formed as a Nevada corporation in June 2005.  Our financial performance is limited to less than two years.  As a result, we will likely have to enter into new agreements, raise additional capital and pay expenses and general administrative fees to expand our business.  While we continue to experience a substantial growth in revenues, we have not yet developed a viable customer base.  As a result, we may be unable to predict with accuracy what our future revenues will be.  Because we are a start-up business with very little operating history, we may be unable to accurately predict our operating results in the future.  As such, it may be difficult for you to evaluate our business prospects.

WE ARE A START-UP BUSINESS WITH A SMALL CUSTOMER BASE AND, IF WE DO NOT EXPAND OUR CUSTOMER BASE, WE WILL NOT GENERATE SUFFICIENT REVENUES TO MAKE OUR BUSINESS SUCCESSFUL.

We are a start-up business with a small customer base.  In order to become profitable, we will have to develop a substantial customer base and generate sufficient revenues to cover our expenses and eventually become profitable.  We may not be successful at attracting customers.  If we are unsuccessful at generating revenues from customers, our business will likely fail and you may lose some or all of your investment.

WE USE COMMODITIES SUCH AS FRUIT, SUGAR, AND OTHER RAW MATERIALS TO MAKE OUR PRODUCTS THAT MAY BE SUBJECT TO CERTAIN PRICE PRESSURES AND, IF OUR RAW MATERIAL PRICES INCREASE SIGNIFICANTLY, IT MAY REDUCE OUR MARGINS.

We have numerous sources for fruit and raw materials to make our products.  However, we are exposed to the same economic risks associated with the factors that can affect commodities such as weather, market conditions, or transportation-related economic risks.  If the price of our raw materials increases significantly, it may reduce our margins and negatively affect our profits, if any.

WE RELY ON TWO CUSTOMERS FOR THE MAJORITY OF OUR WHOLESALE BUSINESS, BEN E. KEITH FOOD SERVICES AND SYSCO FOOD SERVICES, AND IF WE LOSE THESE CUSTOMERS OUR REVENUES WILL LIKELY DECLINE.

As of March 31, 2007, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Food Services.  Ben E. Keith Food Services was a customer in their Ben E. Keith Food Services San Antonio, Dallas/Fort Worth, and Oklahoma locations.  Sysco Food Services was a customer in their Sysco Food Services of San Antonio, Austin, and Houston locations.  For the twelve month period ended March 31, 2007, Ben E. Keith Food Services and Sysco Food Services combined for 28% of our overall sales, 15% and 13% respectively.  These food distributors buy our products for resale to their customers.  The loss of business from any of these food distributors could have a negative impact on our ability to grow our wholesale business, which we expect to be a significant part of our sales growth.

WE DEPEND ON THE EXPERIENCE OF OUR EXISTING MANAGEMENT TEAM AND THE LOSS OF ANY ONE OF OUR CHIEF EXECUTIVE OFFICER, CHIEF FINANICAL OFFICER OR VICE PRESIDENT OF CORPORATE DEVELOPMENT WILL AFFECT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our performance is substantially dependent on the performance of Don Merrill, Jr. our Chief Executive Officer, David Patterson our Chief Financial Officer, and Jeff Bailey our Vice President of Corporate Development.  Each of these executives is knowledgeable about our Company and business plan.  The loss of the services of any of these key employees would require us to expend time and resources to seek a replacement.  We would also have to invest in training and educating such replacement about our business.  We have limited resources and it may be difficult for us to offer compensation that would allow us to attract well-qualified executive officers.  If the replacement has less experience than our existing executive officers or does not understand our business as well, we may not implement our business plan successfully.  Without the expertise of Messrs. Merrill, Patterson, and Bailey, or immediate and qualified successors, we may be forced to curtail operations or, ultimately, close the business entirely.

IF WE DO NOT MANAGE OUR GROWTH, WE MAY NOT BE SUCCESSFUL.

We are currently an early-stage company.  In order to become profitable, we will need to substantially grow our business.  Our growth is expected to place a significant strain on our managerial, operational, and financial resources.  Further, as we receive orders, we will be required to manage multiple relationships with various customers and other third parties.  These requirements will be exacerbated in the event of our further growth or in the number of our orders.  Our systems, procedures, and controls may not be adequate to support our operations and we may not be able to achieve the rapid execution necessary to successfully offer our products and implement our business plan.  Our future operating results will also depend on our ability to add additional personnel commensurate with the growth of our business.  If we are unable to manage growth effectively, our business, results of operations and financial condition may deteriorate and our business may fail.  As a result, you may lose some or all of your investment.

IF WE DO NOT PROTECT OUR TRADEMARKS AND OTHER INTELLECTUAL PROPERTY, WE MAY FIND IT HARDER TO COMPETE IN THE MARKETPLACE.

We rely on trademarks, copyrights, domain names, trade dress, and trade secrets to market our products and develop our business.  We have filed and obtained a Federal Copyright to protect our Company logo and trade dress.  We have also filed and obtained a State Trademark application with the State of Texas to protect the name “Tootie Pie Company”.  When we purchased some of the assets associated with Tootie Pie Company, Inc., including the name and recipes, we believed the Tootie Pie brand image would allow us to more effectively market our products.  We cannot be sure that our interests in these intellectual property rights will be completely protected.  It is possible that our rights in this intellectual property will be invalidated, circumvented or challenged in the future.  If our rights are challenged, we will likely have to expend significant resources to protect them and we may not have sufficient resources to adequately defend our rights.  If we do not protect our intellectual property, we will have to develop new branding for our products which could substantially increase our costs and such branding may not be accepted by consumers.  Our failure to successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results, and financial condition.  We have entered into non-compete agreements with Tootie Feagan and Bobbie Keese.  We have Confidentiality Agreements in place with all current employees protecting the Trade Secrets of the Company, including the recipes for the pies.

WE FACE INTENSE COMPETITION, AND IF WE ARE NOT SUCCESSFUL IN MARKETING OUR PRODUCTS, OUR BUSINESS COULD FAIL.

The “high end” dessert market is highly competitive.  We currently use two forms of distribution to our customers.  The retail market of our business, comprised of direct-to-consumer and corporate sales, is served via third party shipper delivery, while foodservice distributors serve our wholesale market.  We compete on a national level with our retail business, shipping pies throughout the United States utilizing third party shipping carriers such as Fed Ex and UPS.

Our primary challenge in our retail market is the size and scope of servicing customers on a national level.  There are many companies marketing and shipping “high end” dessert offerings throughout the United States.  We believe to complete effectively, we will have to expend significant funds to build our brand and market our products.  Our foodservice distribution for our wholesale market is provided by local, regional, and national distributors that carry many different products and brands.  We currently cover the greater Texas region, Oklahoma, Kansas, Missouri, and Arkansas with these distributors.  While we feel there is a market for the “high end, handmade” pies our Company provides, we are competing against numerous well-established companies with significant resources that market quality dessert products.  Our challenge will be our ability to compete successfully against the competitive pressures the large players present, including possible downward pressure on the prices we charge for our products that could reduce our revenues or increase our costs, or both.  Working through our foodservice distributors will also require significant investment and marketing support in order to further expand our wholesale distribution.  If we are unable to compete in the market for “high end” dessert products, we may not have sufficient revenues to become, or remain, profitable.

THE FOOD PRODUCTION INDUSTRY IS SUBJECT TO GOVERNMENT REGULATION WHICH MAY INCREASE OUR COSTS AND REDUCE OUR MARGINS.

Our food processing facilities and food products are subject to regulation and random inspection by the U.S. Food and Drug Agency, the State of Texas Department of Health, and the Kendall County Health Inspector.  We must structure our operations to comply with such government regulation and pay the expense necessary to comply.  It is possible the government could increase its regulation of our industry.  More stringent requirements could result in changes in industry practices, increased inspections or increased compliance requirements that could increase our costs and reduce margins.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR SECURITIES DIFFICULT, WHICH MAY MAKE OUR STOCK LESS LIQUID AND MAKE IT HARDER FOR INVESTORS TO BUY AND SELL OUR SHARES.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the register representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

ITEM 7. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheet as of March 31, 2007	F-3
Statements of Operations for the year ended
March 31, 2007 and for the period of inception June 16, 2005, to March 31, 2006	F-4
Statements of Changes in Stockholders’ Equity for the year ended
March 31, 2007 and for the period of inception June 16, 2005, to March 31, 2006	F-5
Statements of Cash Flows for the year ended
March 31, 2007 and for the period of inception June 16, 2005, to March 31, 2006	F-6
Notes to Audited Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tootie Pie Company, Inc.

Boerne, Texas

We have audited the balance sheet of Tootie Pie Company, Inc. (the “Company”) as of March 31, 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 2007 and for the period of inception, June 16, 2005 to March 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Tootie Pie Company, Inc., as of March 31, 2007, and the results of its operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2007 and for the period of inception, June 16, 2005 to March 31, 2006, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective April 1, 2006 the Company changed its method of accounting for stock-based compensation.

/s/ AKIN, DOHERTY, KLEIN & FEUGE, P.C.
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
Dated: June 15, 2007

TOOTIE PIE COMPANY, INC.

BALANCE SHEET

March 31,
2007
ASSETS
Current Assets:
Cash and equivalents	$138,171
Accounts receivable, trade	9,565
Inventory	23,337
Other current assets	14,072
Total current assets	185,145
Fixed Assets:
Furniture and equipment	115,916
Leasehold improvements	30,137
Building	7,000
Total fixed assets	153,053
Less accumulated depreciation	(37,965)
Net fixed assets	115,088
Other Assets:
Intangible assets, net	147,797
Deposits and other	3,550
Total other assets	151,347
Total Assets	$451,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$24,662
Accounts payable, employees	2,305
Accrued expenses	19,461
Total current liabilities	46,428
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	-
Common stock, $0.001 par value; authorized 99,900,000 shares, 5,960,200 issued and outstanding	5,960
Additional paid-in-capital	1,124,100
Retained earnings (deficit)	(724,908)
Total stockholders’ equity	405,152
Total Liabilities and Stockholders’ Equity	$451,580

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year Ended March 31, 2007	Inception June 16, 2005 to March 31, 2006
Sales, net	$611,495	$143,468
Cost of goods sold	322,051	132,590
Gross profit	289,444	10,878
Operating Expenses:
General and administrative expense	381,370	207,744
Selling expense	364,991	84,155
Total Operating Expenses	746,361	291,899
Operating Income (Loss)	(456,917)	(281,021)
Other Income:
Interest income	8,520	4,010
Gain on Sale of Assets	500	-
Total Other Income	9,020	4,010
Loss before income taxes	(447,897)	(277,011)
Income taxes	-	-
Net Loss	$(447,897)	$(277,011)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.08)	$(0.07)
Weighted average common shares outstanding, basic and diluted	5,700,613	3,806,951

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Issuance of stock at inception, June 16, 2005	2,050,000	$2,050	$-	$-	$2,050
Subsequent stock issuances:
Acquisition of recipes	600,000	600	149,400	-	150,000
Private placement, net of offering costs of $25,700	2,072,000	2,072	490,228	-	492,300
Consulting and services	270,800	271	67,429	-	67,700
Stock option grants - intrinsic value	-	-	26,000	-	26,000
Net (loss) for the period	-	-	-	(277,011)	(277,011)
Balance at March 31, 2006	4,992,800	4,993	733,057	(277,011)	461,039
Common stock issuances:
Private placement, net of offering costs of $-0-	915,000	915	294,735	-	295,650
Common stock for services	52,400	52	20,908		20,960
Stock options issued for services	-	-	75,400	-	75,400
Net (loss) for the period	-	-	-	(447,897)	(447,897)
Balance at March 31, 2007	5,960,200	$5,960	$1,124,100	$(724,908)	$405,152

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENT OF CASH FLOWS

		Inception
	Year Ended	June 16, 2005 to
	March 31, 2007	March 31, 2006
Operating Activities
Net loss	$(447,897)	$(277,011)
Adjustments to reconcile net income
to net cash (used) by operating activities:
Depreciation	26,621	11,844
Amortization	27,337	15,866
Gain on sale of fixed assets	(500)	-
Common stock issued for services	20,960	67,700
Stock options issued for services	75,400	26,000
Changes in operating assets and liabilities:
Accounts receivable	3,292	(12,857)
Inventory	(9,096)	(14,241)
Other assets	(6,011)	(11,611)
Accounts payable and accrued expenses	13,051	33,377
Net Cash (Used) by Operating Activities	(296,843)	(160,933)
Investing Activities
Purchases of fixed assets	(44,639)	(109,914)
Proceeds from sale of fixed assets	1,500	-
Acquisition of predecessor business - intangible assets	-	(41,000)
Net Cash (Used) by Investing Activities	(43,139)	(150,914)
Financing Activities
Issuances of common stock, net of offering costs	295,650	494,350
Net Cash Provided by Financing Activities	295,650	494,350
Net Change in Cash	(44,332)	182,503
Cash at beginning of period	182,503	-
Cash at End of Period	$138,171	$182,503
Supplemental Disclosures
Interest paid in cash	$-	$-
Federal income taxes paid in cash	-	-
Non-cash Activities:
Issuance of common stock in asset acquisition	-	150,000
Issuance of common stock for services	20,960	67,700
Issuance of stock options for services	75,400	26,000

See notes to audited financial statements

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTON OF BUSINESS AND SIGNFICANT ACCOUNTING POLICIES

Nature of Business:  Tootie Pie Company, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 16, 2005 and commenced its formal operations on September 9, 2005.  The Company is engaged in one business market, the development, production and marketing of “high end” desserts through retail and wholesale channels from its manufacturing and corporate office facilities in Boerne, Texas.

Reporting Period:  The reporting period of Tootie Pie Company, Inc. in these financial statements are for the year ended March 31, 2007 and for the period from inception, June 16, 2005, to March 31, 2006.  The Company operates on a March 31 fiscal year end.

Cash and Equivalents:  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable:  Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $-0- at March 31, 2007.  The allowance for doubtful accounts is determined based on historical trends and an account-by-account review.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company normally does not charge interest on accounts receivable.

Inventories:  Inventories are stated at the lower of cost (which is determined on a first-in, first-out basis) or market and consists of raw materials, packaging materials and finished goods. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. A reserve for obsolete inventories was not required at March 31, 2007.

Fixed Assets:  Fixed assets are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, ranging from three to twenty years.  Leasehold improvements are amortized straight-line over the lesser of the estimated useful life of the asset or over the remaining lease period.  Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets:  Intangible assets consist primarily of recipes (see Note 2), and are being amortized straight-line over 7 years.  Accumulated amortization totaled $43,202 at March 31, 2007.  The Company periodically reviews, on at least an annual basis, the carrying value of its intangible and long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  To the extent the fair value of intangible and long-lived assets, determined based upon the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Federal Income Taxes:  The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences.  Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGIFINANT ACCOUNTING POLICIES - continued

Revenue Recognition:  Revenue is recognized when goods are shipped from production facilities to customers. Revenue is recognized when the following four criteria have been met: the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. Deductions from sales for discounts are recorded as reductions of revenues and are provided for at the time of initial sale of product.  Sales taxes when billed are reported directly as a liability to the taxing authority, and not included in revenues.

Advertising Costs:  The cost of advertising is expensed as incurred. The Company incurred advertising expense of approximately $29,000 for the year ended March 31, 2007 and $13,000 for the period ended March 31, 2006.

Product Development Costs:  Cost of new product development and product redesign are charged to expense as incurred.

Shipping and Handling Costs: Revenue received from shipping and handling fees of approximately $80,000 for the year ended March 31, 2007 and $16,000 for the period ended March 31, 2006 is reflected in sales.  Costs associated with shipping product to customers is included in selling expenses and totaled approximately $69,000 for the year ended March 31, 2007 and $15,000 for the period ended March 31, 2006.

Loss Per Common Stock:  Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents, which consist of stock options and warrants, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted loss per common share because their effect was antidilutive. See Note 4 for disclosure of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

Concentration of Credit Risk:  Financial instruments that potentially expose the Company to credit risk consist of cash and equivalents and accounts receivable.  The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts insured by the FDIC.  At March 31, 2007, the Company had cash balances in excess of the FDIC limit of $38,171.  Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base consists of retail, corporate and wholesale buyers which are geographically dispersed. The Company has recorded no bad debt expenses during the fiscal year ended March 31, 2007 or during the short period ended March 31, 2006.

Fair Value of Financial Instruments:  Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the accompanying audited financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGIFINANT ACCOUNTING POLICIES - continued

Stock-Based Compensation:  On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for its prior period.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards as of April 1, 2006.  The Company’s financial statements for the year ended March 31, 2007 reflects the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s financial statements for the prior period have not been restated to reflect, and do not include, the impact of SFAS 123(R).  The impact to the Company for adopting SFAS 123(R) in its year ended March 31, 2007 was compensation cost of $75,400.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the period ended March 31, 2006:

Net (loss) as reported	$(277,011)
Deduct: Total stock-based compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(34,796)
Pro forma earnings (loss)	$(311,807)
Earnings (loss) per common share:
Basic and diluted, as reported	$(0.07)
Basic and diluted, pro forma	$(0.08)

Recent Accounting Pronouncements:  In June 2006, FASB issued its Interpretation No. 48, “Accounting for Uncertain Tax Positions”, which is an interpretation to FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation requires an enterprise to recognize its best estimate of the impact of a tax position only if that position is probable of being sustained on audit by the IRS.  In evaluating whether the probable recognition threshold has been met, this Interpretation requires the presumption that the tax position will be evaluated during an audit by taxing authorities.  The term probable is used in this Interpretation consistent with its use in FASB Statement No. 5, “Accounting for Contingencies”, to mean “the future event or events are likely to occur.”  Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable.  The impact may also include both (a) and (b).  The Interpretation is effective for fiscal years beginning after December 15, 2006.  The Interpretation is not expected to have an impact on the Company.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGIFINANT ACCOUNTING POLICIES - continued

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  Additionally, it established a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for financial statements issued for fiscal years beginning November 15, 2007.  The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance of this SAB is effective for the Company’s annual financial statements for the year ended March 31, 2007.  SAB No. 108 did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – PURCHASE OF CERTAIN ASSETS

On September 9, 2005, the Company purchased the rights, recipes, customer lists, and certain equipment of a sole proprietor located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000.  The $200,000 purchase price was allocated to the following assets acquired:

Plant and equipment	$ 9,000
Intangible asset - recipes	191,000
$ 200,000

Amortization expenses related to the intangible asset will be incurred as follows:

Year Ending March 31,
2008	$ 27,286
2009	27,286
2010	27,286
2011	27,286
2012	27,286
2013	11,418

NOTE 3 – INVENTORIES

Inventories consist of the following:

March 31, 2007
Raw materials	$6,572
Packaging materials	7,800
Finished goods	8,965
Total Inventories	$23,337

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock Options:  The Company periodically grants non-qualified stock options to directors and officers.

Pro forma information regarding net income (loss) and earnings (loss) per share is included in Note 1 as required by SFAS No. 123(R) and uses the Black-Scholes option pricing model.  The fair value for these options was estimated at the date of grant with the following weighted-average assumptions for the period ended March 31, 2007:

Risk-free interest rate	4.44%
Expected dividend yield	0%
Expected volatility of common stock	50%
Expected weighted-average life of option	10 years

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company’s non-plan options is as follows:

	Year Ended		Inception to
	March 31, 2007		March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the Beginning of period	200,000	$ 0.12	-	$ -
Granted	290,000	0.40	200,000	0.12
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Outstanding at the end of period	490,000	$ 0.29	200,000	$ 0.12

Options exercisable at end of period	490,000	$ 0.29	200,000	$ 0.12

Weighted average contractual life remaining at year-end		9.5 yrs.		10 yrs.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

Stock Warrants:  The following is a summary of the warrants outstanding at March 31, 2007:

Purpose of Warrants	Number of Shares	Range of Prices	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life
Issued with private placements	2,987,000	$ 0.50	$ 0.50	1.25 yrs.
Issued with private placements	2,987,000	1.00	1.00	1.75 yrs.

On April 17, 2007, the Company called the Class A warrants representing 2,987,000 shares of the Company’s common stock under the call feature of the warrants.  This feature allowed the Company to call the Class A warrants if its common stock reached a trading price equal to or greater than $0.75 per share.  As of June 1, 2007 the Company has sold 858,000 shares for $429,000 as a result of the warrant call.  The Company is currently working with the holders of the Class A warrants to allow them additional time to exercise their remaining warrants.  It is possible that the remaining 2,129,000 shares underlying the Class A warrants and the Class B warrants may expire and never be exercised.  Any additional proceeds the Company receives from the exercise of the remaining Class A warrants and/or any additional proceeds the Company receives from the Class B warrants will be used as working capital.

Preferred Stock:  The Company has authorized 100,000 shares of $0.001 par value preferred stock, none of which is issued or outstanding at March 31, 2007.  Voting powers, designations, preferences, and qualifications have not been set by the Board of Directors.

NOTE 5 – INCOME TAXES

The reconciliation of income tax computed at the U.S. federal statutory tax rates to total income tax is as follows for the periods ended March 31:

	2007	2006
Tax (benefit) at statutory rate, 34%	$(152,284)	$(94,184)
Change in valuation allowance	95,880	92,820
Permanent differences	32,762	31,858
Other items	23,642	(30,494)
Income tax expense	$-	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

March 31, 2007
Deferred tax assets (liabilities):
Net operating loss carryforward	$182,000
Less valuation allowance	(182,000)
Net deferred tax asset recorded	$-

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

The Company’s tax net operating loss carryforward of approximately $535,000 (net benefit at 34% of 182,000) expires from 2026 to 2027.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2007 and 2006.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following reconciles the components of the earnings (loss) per share (EPS) computation.

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Period Ended March 31, 2007
Basic EPS:
Net income (loss)	$(447,897)	5,700,613	$(0.08)
Effect of dilutive options	-	-	-

Dilutive EPS	$(447,897)	5,700,613	$(0.08)
Period Ended March 31, 2006
Basic EPS:
Net income (loss)	$(277,011)	3,806,951	$(0.07)
Effect of dilutive options	-	-	-
Dilutive EPS	$(277,011)	3,806,951	$(0.07)

NOTE 7 – COMMITMENTS

Operating Leases:  The Company has entered into a certain building operating lease expiring in August 2008.  Minimum rental expense was approximately $33,450.  Future minimum annual lease payments are as follow:

Year Ending March 31,
2008	$ 35,250
2009	$ 15,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

There was no change in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE  WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers currently serving are as follows:

Name	Age	Position
Don L. Merrill, Jr.	48	President, Chief Executive Officer and Director
David Patterson	52	Treasurer and Chief Financial Officer
Jeff Bailey	29	Secretary and Vice President of Corporate Development
Raymond G. Armstrong, M.D. (1)	74	Director
Christopher Keese	39	Director
(1) Dr. Armstrong is the father-in-law of Mr. Merrill

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Don L. Merrill, Jr. has been our Chief Executive Officer and a Director since our inception.  Mr. Merrill has over twenty years experience in capital markets, where he began his career with Merrill Lynch in 1983.  In May 1989, Mr. Merrill left Merrill Lynch and began consulting directly with primarily early stage companies until September 2005 when he joined our Company.  Mr. Merrill has provided his expertise on a consulting basis to companies in many business sectors, including specialty retail, telecommunications, financial services, and high tech communications, for close to twenty years.  Mr. Merrill has evaluated many young companies and provided his expertise in raising both public and private equity.  Mr. Merrill holds a Bachelor’s Degree in Advertising from the University of Texas at Austin, Texas.

David Patterson has been our Chief Financial Officer since our inception.  As a Certified Public Accountant, Mr. Patterson has twenty plus years experience in a variety of industries including public accounting, oil and gas, commercial banking, not-for-profit, foodservice brokerage, and other consulting related experience.  He has served as an auditor with Touche Ross, an accounting supervisor for Tesoro Petroleum, a senior loan and asset manager for Gill Savings, and a senior loan workout officer and head of the commercial real estate department of Fleet Bank-New Hampshire.  From May 2000 to December 2003, Mr. Patterson served as a Founding Partner and Chief Financial Officer of Guardian Food Service Systems.  From August 2004 to December 2004, Mr. Patterson served as a Sarbanes-Oxley Team Leader on a project for Baker Hughes, an international oil and gas services company based in Houston, Texas.  Mr. Patterson served as an accounting and financial consultant from January 2005 to August 2005.  Mr. Patterson holds a Bachelor of Business Administration Degree in Accounting from Texas State University.

Jeff Bailey has been our Vice President of Corporate Development since inception.  In this role, Mr. Bailey manages and participates in our daily operation with a focus on sales, marketing, and distribution efforts.  Mr. Bailey previously worked with JP Morgan Chase Bank in San Antonio, from May 2001 to August 2005, where he was involved in underwriting and extending credit to companies in numerous industries ranging from $10 million to $1 billion in revenues.  His roles involved research, financial analysis, and presentation skills coupled with client support and marketing efforts.  With these responsibilities, Mr. Bailey assisted companies in securing financing for capital improvements, acquisitions, and working capital needs.  Mr. Bailey holds a Bachelor Degree in Agricultural Systems Management from Texas A&M University.

Christopher W. Keese has served as a director on our board since May 31, 2006.  Mr. Keese has a background in finance and banking.  Currently, Mr. Keese works as a banker with Wells Fargo Bank, in Medina, Texas, where he has worked since May 2005.  Prior to joining Wells Fargo, Mr. Keese worked as the Finance Manager for Dodge Superstore in San Antonio, Texas from September 2004 to April 2005, as a mortgage banker with Executive Mortgage from April 2002 until August 2004, and as the owner/operator of Antler Auto from February 1996 until April 2002.  He has hired, developed, and managed key sales personnel, emphasizing referral relationships through enhanced marketing strategies, while introducing cross-selling capabilities for the sales personnel.  He has been involved in start-up operations where he provided key income and credit analysis, established business lines of credit, and managed cash flow.  Mr. Keese is the grandson of Ruby Lorraine “Tootie” Feagan and the son of Bobbie Keese, our Vice President of Baking Operations.

Raymond G. Armstrong, M.D., has served as a director on our board since May 31, 2006.  Dr. Armstrong began his medical career in the United States Air Force, where he achieved the rank of Colonel and has been practicing cardiothoracic surgery in the private sector for over twenty-seven years.  He has achieved high recognition in the field of medicine as Chairman of Cardiothoracic Surgery at Methodist Transplant Hospital and Assistant Chairman of Thoracic Surgery at Wilford Hall Medical Center in San Antonio, Texas.  He is a Fellow of the American College of Surgeons, American College of Cardiology, College of Chest Physicians, as well as being an active member of the Society of Thoracic Surgeons and Southern Thoracic Surgical Association.  Dr. Armstrong is the past President of the San Antonio Cardiology Society and is an active member of the American Medical Association and the Bexar County Medical Society.  He also serves on numerous boards and commissions in both the public and private sectors.  He currently serves as President of Armstrong Enterprises, a sales and marketing company specializing in home health care products and has served in that capacity for the last ten years.  Dr. Armstrong is the father-in-law of our President and Chief Executive Officer, Don Merrill, Jr.

Code of Ethics

As of the date of this report, we have not adopted a code of ethics. Our Company is a small start-up company and we have not had the resources to document in writing all of our policies. Our Board of Directors currently is in the process of adopting a code of ethics that applies to our Principal Executive Officer, Principal Financial and Accounting Officer, Board of Directors and to all of our staff. While we do not have a formal code of ethics in place, we believe that our Company follows an ethical code in practice.

PROCEDURE FOR NOMINATING DIRECTORS

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2007 Annual Meeting of Stockholders should be provided to our corporate secretary. The recommended candidate should be submitted to us in writing addressed to 129 Industrial Drive, Boerne, Texas, 78006. The recommendation should include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board will evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee management of our company and, in so doing, serve the best interests of our company and our stockholders. Our full Board of Directors performs all of the functions normally designated to an Audit Committee, Compensation Committee and Nominating Committee.

Audit Committee

The Board of Directors has not designated a separate audit committee and the functions of such committee are conducted by the entire Board, whose members are named above.  The Board has determined that David Patterson is an audit committee financial expert and that Mr. Patterson is not an independent director.

ITEM 10. EXECUTIVE COMPENSATION.

The following table presents compensation information for the year ended March 31, 2007 and the period from inception, June 16, 2005 to March 31, 2006 for our Principal Executive Officer and our Principal Financial Officer.  We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year ended March 31, (b)	Base Salary ($) (c)	Options Awards (1) ($) (f)	All Other Compensation ($) (i)	Dollar Value of Total Compensation for the Covered Fiscal Year ($) (j)
Don L. Merrill, Jr.	2007	47,500	39,000	-0-	86,500
Principal Executive Officer	2006	-0-	6,500	25,000 (2)	31,500

David Patterson	2007	50,000	13,000	-0-	63,000
Principal Financial Officer	2006	26,154	6,500	-0-	32,654

(1) The amounts in this column were valued at the amount recognized for financial reporting purposes for the fair value of stock options granted in accordance with SFAS 123R.

(2) Mr. Merrill received a $25,000 cash payment for his efforts in starting the Company.

NARATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

As of the date of this report, we do not have any written employment agreements with either of our named executive officers.  Mr. Merrill’s annual salary is $60,000 and Mr. Patterson’s annual salary is $50,000.

We have not committed to issue any equity securities to our named executive officers. We are currently revising our budget for the twelve month period ended March 31, 2008.  As part of this process we are contemplating salary increases that may include our named executive officers.  Dependent upon the final review of the revised budget, the Board will determine whether any salaries will be increased in the future.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on March 31, 2007, the last day of our fiscal year, to each of the named executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table

Name (a)	Option awards
	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Don L. Merrill, Jr.	50,000	0	0	$0.12	12/31/15
Don L. Merrill, Jr.	150,000	0	0	$0.40	3/22/17
David Patterson	50,000	0	0	$0.12	12/31/15
David Patterson	50,000	0	0	$0.40	3/22/17

NARATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

We do not have any contracts, agreements, plans or arrangements that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or termination of a named executive officer, or a change in control of our Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them during the fiscal year ended March 31, 2007.

Director Compensation Table

Name (a)	FeesEarned or paid in cash ($) (b)	Stock awards ($) (1) (c)	Total ($) (h)
Raymond G. Armstrong, M.D.	600	4,000	4,600
Christopher Keese	600	4,000	4,600
(1) The value of the stock awards issued is computed in accordance with FAS 123R.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

In 2007, we paid $200 cash compensation to our independent directors for their services on our Board of Directors for each board meeting attended for a total of $600 paid to each.  On June 28, 2006, we awarded 10,000 shares of common stock to each of our independent Directors as compensation for their service as a Director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table set forth, as of June 1, 2007, the beneficial ownership of the Company’s common stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s common stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.  The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

Name and Address of Beneficial Owner (1)	Common Shares Beneficially Owned	Percent of Class (2)

Don L. Merrill, Jr.[3]	950,000	13.9%
David Patterson [4]	550,000	8.2%
Jeff Bailey [5]	525,000	7.8%
Bobbie Keese [6]	410,000	6.2%
Christopher Keese [7]	71,000	1.1%
Raymond G. Armstrong, MD. [8]	25,000	*

Directors and executive officers as a group (5 persons)	2,121,000	29.9%

* less than 1%

(1) Unless indicated otherwise, the address of all beneficial owners is c/o Tootie Pie Company, Inc., 129 Industrial Dr., Boerne, TX  78006.

(2) Percentage calculations are based on 6,625,800 shares issued and outstanding on June 1, 2007.

(3) Mr. Merrill’s beneficial ownership is comprised of 600,000 common shares owned outright.  Additionally attributable to Mr. Merrill are 50,000 shares of common stock held by the Merrill Family Trust, 25,000 shares of common stock held in the Madeline Merrill Trust, 25,000 shares of common stock held in the Matthew Merrill Trust and 25,000 shares of common stock held in the Emily Merrill Trust. Joan Bradshaw is the trustee of these trusts and has voting and dispositive control over the shares. Mr. Merrill’s beneficial ownership also includes 25,000 shares of common stock held by Cathy Merrill, his wife, which are attributable to him.  Mr. Merrill also owns options to purchase 200,000 shares of common stock. 50,000 of the options have an exercise price of $0.12 per share and expire on December 31, 2012 and 150,000 of the options have an exercise price of $0.40 per share and expire on March 22, 2017.

(4) Mr. Patterson’s beneficial ownership is comprised of 400,000 common shares owned outright and 50,000 shares of common stock held by the Patterson Family Trust. Rory Hanks is the trustee for the Patterson Family trust and has voting and dispositive control over the shares.  Mr. Patterson also owns options to purchase 100,000 shares of common stock.  50,000 of the options have an exercise price of $0.12 per share and expire on December 31, 2012 and 50,000 of the options have an exercise price of $0.40 per share and expire on March 22, 2017.

(5) Mr. Bailey’s beneficial ownership is comprised of 425,000 shares of common stock owned outright and options to purchase 100,000 shares of common stock.  50,000 of the options have an exercise price of $0.12 per share and expire on December 31, 2012 and 50,000 of the options have an exercise price of $0.40 per share and expire on March 22, 2017.

(6) Ms. Keese’s beneficial ownership is comprised of 350,000 shares of common stock owned outright and 50,000 shares of common stock held by the Keese Family Trust. Darla Keese Chandler is the trustee for the Keese Family trust and has voting and dispositive control over the shares.  Ms. Keese also owns options to purchase 10,000 shares of common stock.  The options have an exercise price of $0.40 per share and expire on March 22, 2017.

(7) Mr. Keese’s beneficial ownership is comprised of 31,000 shares of common stock owned outright and warrants to purchase 40,000 shares of common stock.  20,000 of the warrants are Class A warrants which have an exercise price of $0.50 per share and expire on December 31, 2007.  20,000 of the warrants are Class B warrants which have an exercise price of $1.00 per share and expire on June 30, 2008.

(8) Dr. Armstrong’s beneficial ownership is comprised of 15,000 shares of common stock owned outright and warrants to purchase 10,000 shares of common stock.  5,000 of the warrants are Class A warrants which have an exercise price of $0.50 per share and expire on December 31, 2007.  5,000 of the warrants are Class B warrants which have an exercise price of $1.00 per share and expire on June 30, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no reportable relationships or transactions.

Director Independence

As of March 31, 2007, Don L. Merrill, Jr., Raymond G. Armstrong, M.D. and Christopher Keese served as our directors. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the board be independent.

ITEM 13. EXHIBITS.

The exhibits listed below are filed as part of or incorporated by reference in this Report.

Exhibit

Description

3.1

Articles of Incorporation (included as Exhibit 3.1 to the Form SB-2 filed July 11, 2006 and incorporated herein by reference).

3.2

Bylaws (included as Exhibit 3.2 to the Form SB-2 filed July 11, 2006 and incorporated herein by reference).

4.1

Corrected Form A Warrant (included as Exhibit 4.1 to the Form SB-2/A filed August 24, 2006 and incorporated herein by reference).

4.2

Corrected Form B Warrant (included as Exhibit 4.2 to the Form SB-2/A filed August 24, 2006 and incorporated herein by reference).

10.1

Commercial Lease between the Company and Jim and Betty Wade, dated July 18, 2005 (included as Exhibit 10.1 to the Form SB-2 filed July 11, 2006 and incorporated herein by reference).

10.2

Web Services Agreement between the Company and Wes Wilson, dated September 9, 2005 (included as Exhibit 10.2 to the Form SB-2 filed July 11, 2006 and incorporated herein by reference).

10.3

Vendor Agreement between the Company and U.S. Food Service, Inc., dated July 19, 2006 (included as Exhibit 10.3 to the Form SB-2/A filed October 18, 2006 and incorporated herein by reference).

10.4

Hold Harmless Agreement and Guaranty/Warranty of Product between the Company and Sysco Corporation, dated August 9, 2006 (included as Exhibit 10.4 to the Form SB-2/A filed October 18, 2006 and incorporated herein by reference).

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

10.7

Final Agreement between the Company and Ruby Lorraine “Tootie” Feagan dated November 6, 2006 (included as Exhibit 10.7 to the Form SB-2/A filed November 9, 2006 and incorporated herein by reference).

10.8

Full Service Broker Agreement between the Company and Hanks Brokerage Company dated November 7, 2006 (included as Exhibit 10.8 to the Form SB-2/A filed November 9, 2006 and incorporated herein by reference).

10.9

Stock Option Agreement between the Company and Don Merrill, dated March 22, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 28, 2007 and incorporated herein by reference).

10.10

Stock Option Agreement between the Company and David Patterson, dated March 22, 2007 (included as Exhibit 10.2 to the Form 8-K filed March 28, 2007 and incorporated herein by reference).

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Akin, Doherty, Klein & Feuge, P.C. audited our financial statements for the fiscal years ended March 31, 2007 and 2006.

Fees related to services performed by Akin in the years ended March 31, 2007 and March 31, 2006 were as follows:

	2007	2006
Audit Fees (1)	$ 27,700	$ 8,500
Audit-Related Fees	0	0
Tax Fees (2)	1,650	0
All Other Fees (3)	24,295	7,925
Total	$ 53,645	$ 16,425

(1) Audit fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.

(2) Tax fees principally included tax advice, tax planning and tax return preparation, for services billed from April through March of the fiscal year.

(3) Other fees represent services provided in connection with the filing of our registration statement on Form SB-2 with the Securities and Exchange Commission.

The Board of Directors has reviewed and discussed with our management and independent auditor our audited financial statements contained in this Annual Report on Form 10-KSB for our fiscal year ended March 31, 2007.  The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its independent auditor its independence from our Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 for filing with the SEC.

Pre-Approval Policies

The Board’s policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by our Company to the accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board approved all fees described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tootie Pie Company, Inc.
Date: June 29, 2007	By: /s/ Don L. Merrill, Jr.
Don L Merrill, Jr.
Chairman of the Board and Chief Executive Officer

Date: June 29, 2007	By: /s/ David Patterson
David Patterson
Chief Financial Officer, Treasurer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2007.

By: /s/ Don L. Merrill, Jr.
Don L. Merrill, Jr.
Chairman of the Board and Chief Executive Officer

By: /s/ David Patterson
David Patterson
Chief Financial Officer, Treasurer and Principal Accounting Officer

By: /s/ Raymond G. Armstrong, M.D.
Raymond G. Armstrong, M.D.
Director

By: /s/ Christopher Keese
Christopher Keese
Director