Form 10QSB
period 2007-06-30
Tootie Pie Company, Inc.
filed 2007-08-14
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Tootie Pie Company, Inc.
(Exact name of registrant as specified in charter)

NV	333-135702	72-1602919
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

129 Industry Drive, Boerne, TX 78006
(Address of principal executive offices)

(210) 737-6600
(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of July 31, 2007, 7,594,200 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$444,126	$138,171
Accounts receivable, trade	7,973	9,565
Inventory	71,093	23,337
Other current assets	49,825	14,072
Total current assets	573,017	185,145
Fixed Assets:
Furniture and equipment	119,037	115,916
Leasehold improvements	31,407	30,137
Building	7,000	7,000
Total fixed assets	157,444	153,053
Less accumulated depreciation	(45,813)	(37,965)
Net fixed assets	111,631	115,088
Other Assets:
Intangible assets, net	140,976	147,797
Construction in process	22,359	-0-
Deposits and other	3,550	3,550
Total other assets	166,885	151,347
Total Assets	$851,533	$451,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$157,044	$24,662
Accounts payable, employees	1,775	2,305
Accrued expenses	24,378	19,461
Deferred revenue	958	-0-
Total current liabilities	184,155	46,428
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	-0-	-0-
Common stock, $0.001 par value; authorized 99,900,000 shares, 6,876,200 and 5,960,200 issued and outstanding	6,876	5,960
Additional paid-in-capital	1,581,184	1,124,100
Retained earnings (deficit)	(920,682)	(724,908)
Total stockholders’ equity	667,378	405,152
Total Liabilities and Stockholders’ Equity	$851,533	$451,580

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)

Sales, net	$204,128	$78,011
Cost of goods sold	116,321	56,777
Gross profit	87,807	21,234
Operating Expenses:
General and administrative expense	162,246	66,972
Selling expense	124,051	44,779
Total Operating Expenses	286,297	111,751
Operating Income (Loss)	(198,490)	(90,517)
Other Income:
Interest income	2,716	2,508
Total Other Income	2,716	2,508
Loss before income taxes	(195,774)	(88,009)
Income taxes	-0-	-0-
Net Loss	$(195,774)	$(88,009)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.03)	$(0.02)
Weighted average common shares outstanding, basic and diluted	6,493,640	5,023,625

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(195,774)	$(88,009)
Adjustments to reconcile net income to net cash (used) by operating activities:
Depreciation	7,848	5,999
Amortization	6,821	6,800
Common stock issued for services	-0-	8,000
Changes in operating assets and liabilities:
Accounts receivable	1,592	2,601
Inventory	(47,756)	(19,447)
Other current assets	(35,753)	(948)
Accounts payable and accrued expenses	136,769	(8,074)
Deferred revenue	958	-0-
Net Cash (Used) by Operating Activities	(125,295)	(93,078)
Investing Activities
Purchases of fixed assets	(4,391)	-0-
Construction in process	(22,359)	-0-
Net Cash (Used) by Investing Activities	(26,750)	-0-
Financing Activities
Issuances of common stock, net of offering costs	458,000	295,650
Net Cash Provided by Financing Activities	458,000	295,650
Net Change in Cash	305,955	202,572
Cash at beginning of period	138,171	182,503
Cash at End of Period	$444,126	$385,075

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The accompanying interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

NOTE 2 – STOCK-BASED COMPENSATION

On March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors based on estimated fair values.  The Company adopted SFAS 123(R) using the modified prospective transition method.  Upon adoption of SFAS(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123(R).  The Company did not recognize any stock-based compensation expense in the quarter ended June 30, 2007 or 2006.

NOTE 3 – INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Under FIN 48, tax positions are recognized in the Company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts.  These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense.  FIN 48 also revised disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits.

The Company adopted the provisions of FIN 48 on April 1, 2007.  The adoption did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits.  At the adoption date of April 1, 2007, the Company did not have any unrecognized tax benefits.  At June 30, 2007, the unrecognized tax benefit amount was unchanged from adoption.

If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense.  As of June 30, 2007, the Company had no accrued interest or penalties.

The tax years since the Company’s inception in 2005 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $250,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2007 and March 31, 2007.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

The following reconciles the components of the earnings per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended June 30, 2007
Basic EPS:
Net (loss)	$(195,774)	6,493,640	$(0.03)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(195,774)	6,493,640	$(0.03)
Three Months Ended June 30, 2006
Basic EPS:
Net (loss)	$(88,009)	5,023,625	$(0.02)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(88,009)	5,023,625	$(0.02)

Subsequent to June 30, 2007, the Company issued 718,000 shares of its common stock through July 31 in connection with its call of the Class A Warrants.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations.  These statements are preceded by, followed by or include the words "believes," "could," "intends," "expects," "anticipates," or similar expressions.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including the risks described in this report, our annual Report on Form 10-KSB and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance, or achievements may not meet these expectations.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended March 31, 2007.

Overview

On June 16, 2005, we incorporated in the State of Nevada.  Our fiscal year end is March 31.  We commenced limited operations in September 2005 in the original Medina, Texas facility we acquired with the initial assets we purchased.  We added a larger facility in Boerne, Texas and commenced operations in that location in November 2005.  We closed the Medina facility in May 2006.

We manufacture, market and sell “high end” pies.  We have three sales channels that each focus on a different customer base and market including retail, corporate and wholesale.  The retail segment serves individual consumers through in-store sales at our Boerne, Texas storefront, orders via telephone and internet orders on our website.  We also have customers from area schools that sell our products for fundraisers.  These customers purchase our products throughout the year; however, we do experience a seasonal increase in sales during November and December as a result of the holidays.

Our corporate segment serves businesses that purchase our pies for gifts, events, and/or personal use.  Our corporate sales program provides a convenient and cost effective way to promote their company through customer and employee appreciation programs.  Our corporate customers range in size from small businesses to large corporations.  We believe this segment will play a key role in our future growth because our current corporate customers send our pies to their contacts and employees.  We believe that once those end-recipients sample the quality of our pies, they may become our future customers.

Our wholesale customers are made up of regional and national broad-line foodservice distributors who purchase our products and then resell them to their customers.  As of April 1, 2007, we started the quarter selling to our primary distributors as follows:

•

Ben E. Keith Food Services San Antonio

•

Ben E. Keith Food Services Fort Worth

•

Ben E. Keith Food Services Oklahoma

•

Sysco Food Services of San Antonio

•

Sysco Food Services of Austin

•

Sysco Food Services of Houston

During the first quarter ended June 30, 2007, we increased our distribution base and territory as follows:

•

U.S. Foodservice – Austin

•

Ben E. Keith Food Services Amarillo

•

Ben E. Keith Food Services Albuquerque

Ben E. Keith Foodservices of San Antonio, Fort Worth, Oklahoma, Amarillo, and Albuquerque are part of Ben E. Keith Food Services, a multi-state foodservice distributor.  Ben E. Keith San Antonio sells to customers located in the central and south Texas markets.  Ben E. Keith Food Services of Dallas/Fort Worth sells to customers located in West Texas, North Texas, East Texas, and parts of northern Louisiana.  Ben E. Keith Food Services of San Antonio and Dallas/Fort Worth both service the Houston, Texas market.  Ben E. Keith Food Services of Oklahoma sells to customers located in Oklahoma, Kansas, Missouri, and Arkansas.  Ben E. Keith Food Services of Amarillo sells to customers located in the Texas panhandle, eastern New Mexico and parts of western Oklahoma and Kansas.  Ben E. Keith Food Services of Albuquerque sells to customers located in New Mexico, and southeastern Colorado.

Sysco Food Services of San Antonio, Austin, and Houston are part of Sysco Corporation, a national foodservice distributor.  Sysco Food Services of San Antonio sells to customers located in the south Texas market.  Sysco Food Services of Austin sells to customers located in the central Texas market.  Sysco Food Services of Houston sells to customers located in the east Texas market.

U.S. Foodservice – Austin is part of U.S. Foodservice Corporation, a national foodservice distributor.  U.S. Foodservice – Austin sells to customers in the central Texas market.

The distributors purchase our products in volume and then sell and deliver our products to their customers.  The distributors’ customers are referred to as “end-users” and consist of restaurants, hotels, hospitals, schools, convention centers, and caterers.  The size of their customers varies and range from local, regional, and national companies.

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

Stock-Based Compensation:

We do not have a stock-based compensation plan; however, we have issued stock to employees and non-employees from time to time as compensation for services rendered.  The expense recorded for the services rendered is based on the market value of the underlying common stock.  The market value of the underlying common stock is determined to be the closing price per share for our stock on the date the commitment to issue stock is made.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to individuals, corporations and distributors.  Revenues for the quarter ended June 30, 2007 increased 162% to $204,128 from $78,011 for the quarter ended June 30, 2006.  The increase from the prior year period was primarily attributable to the increase in revenues generated from pie sales to our existing and new retail, corporate and distributor customers due to increased transaction volume as well as opening new distributor territories.

For periods reported below, our customers were in the following categories:

Category	Three month period ended June 30, 2007	Three month period ended June 30, 2006
Retail	23%	31%
Corporate	5%	4%
Wholesale	72%	65%
Totals	100%	100%

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

As of June 30, 2007, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Food Services.  For the three month period ended June 30, 2007, Ben E. Keith Food Services and Sysco Food Services combined for 61% of our overall revenue, 41% and 20%, respectively.

Cost of Sales:

Cost of sales includes raw materials, direct labor, cooking and cleaning supplies, and factory overhead.  Cost of sales was $116,321 and $56,777 for the quarters ended June 30, 2007 and June 30, 2006, respectively.  The increase from the prior year quarter was due primarily to the increase in pie sales volume to our existing and new retail, corporate and wholesale customers.

Gross Margin:

Gross margin after depreciation was 43% of net sales for the quarter ended June 30, 2007 compared to 27% for the quarter ended June 30, 2006.  The improvement for the quarter ended June 30, 2007 in our gross margin is attributable to fixed cost of manufacturing being spread over an increased number of units sold and improvements in manufacturing efficiencies which reduced overall unit cost.  The result is higher gross profits for each unit sold.  We expect the gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $286,297 for the quarter ended June 30, 2007 from $111,751 for the quarter ended June 30, 2006.  The increase from the prior year quarter was principally due to managing growth in unit sales, market territories, foodshow fees and related marketing expenses, increases in customer support capabilities, hiring additional personnel in both the sales and administrative departments, and expenses incurred in the quarter ended June 30, 2007 related to being a public company.

Non-Operating Items:

Other income, interest, increased to $2,716 for the quarter ended June 30, 2007 from $2,508 for the quarter ended June 30, 2006.  The increase from the prior quarter period was attributable to additional interest income earned in the quarter ended June 30, 2007.

Net Loss:

Net loss increased to $195,774 for the quarter ended June 30, 2007 from $88,009 for the quarter ended June 30, 2006.  The net loss increase for the quarter ended June 30, 2007 is a result of the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Since our inception through June 30, 2006, we have raised working capital of $790,600, net of offering costs, from the sale of our common stock under a private placement of securities.  From April, 17, 2007 through August 8, 2007, we have raised an additional $937,000 of working capital from the call of the Class A warrants as further described below.  The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with future expansion of our manufacturing and customer support capabilities and our operating results.

On January 8, 2007, the Securities and Exchange Commission declared our registration statement on form SB-2 effective.  The registration statement registered 11,901,800 shares of our common stock.  On April 9, 2007, our common stock commenced trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “TOOT.”

As part of the 11,901,800 shares registered, 5,974,000 shares of common stock may be issued if all of our outstanding warrants are exercised.  We have two classes of warrants, Class A and Class B.  The Class A warrants have 2,987,000 shares of our common stock underlying them, at an exercise price of $0.50 per share.  The Class B warrants have 2,987,000 shares of our common stock underlying them, at an exercise price of $1.00 per share.

On April 17, 2007, we called the Class A warrants representing 2,987,000 shares of our common stock under the call feature of the warrants.  This feature allowed us to call the Class A warrants if our common stock reached a trading price equal to or greater than $0.75 per share.  As of June 30, 2007, we have sold 916,000 shares for $458,000 as a result of the warrant call.  From July 1, 2007 through August 8, 2007, we have sold an additional 958,000 shares for $479,000 as a result of the warrant call.  We are currently working with the holders of the Class A warrants to allow them additional time to exercise their remaining warrants.  It is possible that the remaining 1,113,000 shares underlying the Class A warrants and the Class B warrants may expire and never be exercised.  Any additional proceeds we receive from the exercise of the remaining Class A warrants and/or any additional proceeds we receive from the Class B warrants will be used as working capital.

We believe our current working capital will be adequate to fund our operations and growth through our fiscal year ended March 31, 2008.  In the event our current working capital is not adequate to fund our operations and growth and we do not receive any additional proceeds from the exercise of the remaining warrants, we will need to seek alternative sources of working capital.  Potential sources of such working capital could include senior debt facilities, new lines of credit, or additional sales of our securities.  If we raise funds through our investors exercising their remaining warrants or the sale of other securities, the common stock currently outstanding would be diluted.  There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2007, we had $444,126 of cash and cash equivalents, compared to $138,171 of cash and cash equivalents at June 30, 2006.  Our current assets at June 30, 2007 were $573,017 compared to $185,145 at June 30, 2006.  Our current liabilities at June 30, 2007 were $184,155 compared to $46,428 at June 30, 2006.

Net cash used in operating activities was $125,295 for the three month period ended June 30, 2007 compared to $93,078 of net cash used for the three month period ended June 30, 2006.  Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities.

Net cash used in investing activities was $26,750 for the three months ended June 30, 2007 and $0.00 for the three month period ended June 30, 2006.  These investing activities primarily reflected capital expenditures to develop our business.  The purchase of assets during the period ended June 30, 2007 included leasehold improvements to our employee parking lot and our truck receiving/delivery dock.  The funds expended in construction in process include funds expended in expanding our manufacturing facility and upgrading our website.

Net cash provided by financing activities of $458,000 for the three months ended June 30, 2007 represents proceeds from the issuance of common stock under our Class A warrant call.  Net cash provided by financing activities of $295,650 for the three month period ended June 30, 2006 represents proceeds from the issuance of common stock under a private placement of securities.

Adjustment for non-cash items:

Adjusted for non-cash items, net loss for the three month period ended June 30, 2007 was $195,774 compared to a net loss before non-cash items of $141,105 for the three month period ended June 30, 2007.  Adjusted for non-cash items, net loss for the period ended June 30, 2006 was $88,009 compared to a net loss before non-cash items of $67,210 for the period ended June 30, 2006.  Non-cash items include depreciation, amortization, and non-cash stock compensation expense.

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

Adjustment for non-cash items	Period Ended June 30, 2007	Period Ended June 30, 2006
Net Loss (including non-cash items)	$(195,774)	$(88,009)
Excluding non-cash items:
Add:
Depreciation and amortization	14,669	12,799
Non-cash stock compensation expense	40,000	8,000
Minus:
Gain on sale of fixed assets	-0-	-0-
Net Income/(Loss) before non-cash items	$(141,105)	$(67,210)

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this  Quarterly Report on Form 10-QSB.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

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

During the quarter ended June 30, 2007, we did not sell any unregistered securities.

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

10.3

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

10.7

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

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don Merrill
Don Merrill President and Chief Executive Officer

	By:	/s/ David Patterson
David Patterson Chief Financial Officer Principal Accounting Officer