Form 10QSB
period 2007-09-30
Tootie Pie Company, Inc.
filed 2007-11-13
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 9, 2007, 8,403,360 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$752,930	$138,171
Accounts receivable, trade	23,483	9,565
Inventory	110,333	23,337
Other current assets	49,848	14,072
Total current assets	936,594	185,145
Fixed Assets:
Furniture and equipment	119,037	115,916
Leasehold improvements	34,318	30,137
Building	7,000	7,000
Total fixed assets	160,355	153,053
Less accumulated depreciation	(54,413)	(37,965)
Net fixed assets	105,942	115,088
Other Assets:
Intangible assets, net	134,155	147,797
Construction in process	36,857	--
Deposits and other	3,550	3,550
Total other assets	174,562	151,347
Total Assets	$1,217,098	$451,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$72,435	$24,662
Accounts payable, employees	4,259	2,305
Accrued expenses	28,280	19,072
Deferred revenue	1,037	389
Total current liabilities	106,011	46,428
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	--	--
Common stock, $0.001 par value; authorized 99,900,000 shares, 8,072,200 and 5,960,200 issued and outstanding	8,072	5,960
Additional paid-in-capital	2,177,988	1,124,100
Retained earnings (deficit)	(1,074,973)	(724,908)
Total stockholders’ equity	1,111,087	405,152
Total Liabilities and Stockholders’ Equity	$1,217,098	$451,580

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$176,080	$89,279	$380,208	$167,290
Cost of goods sold	114,231	70,860	230,552	127,637
Gross profit	61,849	18,419	149,656	39,653
Operating Expenses:
General and administrative expense	99,371	85,457	261,657	152,429
Selling expense	123,125	70,069	247,176	114,828
Total Operating Expenses	222,496	155,526	508,833	267,257
Operating Income (Loss)	(160,647)	(137,107)	(359,177)	(227,604)
Other Income:
Interest income	6,336	3,089	9,052	5,597
Other income	20	--	60	--
Total Other Income	6,356	3,089	9,112	5,597
Loss before income taxes	(154,291)	(134,018)	(350,065)	(222,007)
Income taxes	--	--	--	--
Net Loss	$(154,291)	$(134,018)	$(350,065)	$(222,007)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Weighted average common shares outstanding, basic and diluted	7,829,961	5,927,800	7,200,932	5, 473,073

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(350,065)	$(222,007)
Adjustments to reconcile net income to net cash (used) by operating activities:
Depreciation	16,447	12,053
Amortization	13,643	13,694
Non-cash stock compensation	3,244	8,000
Changes in operating assets and liabilities:
Accounts receivable	(13,918)	(115)
Inventory	(86,996)	(35,028)
Other current assets	(39,020)	(6,263)
Accounts payable and accrued expenses	58,935	36,257
Deferred revenue	647	396
Net Cash (Used) by Operating Activities	(397,083)	(193,013)
Investing Activities
Purchases of fixed assets	(7,302)	(8,632)
Construction in process	(36,856)	(30,649)
Net Cash (Used) by Investing Activities	(44,158)	(39,281)
Financing Activities
Issuances of common stock, net of offering costs	1,056,000	295,650
Net Cash Provided by Financing Activities	1,056,000	295,650
Net Change in Cash	614,759	63,356
Cash at beginning of period	138,171	182,503
Cash at End of Period	$752,930	$245,859

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Tootie Pie Company, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The accompanying interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – STOCK-BASED COMPENSATION

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values.  The Company adopted SFAS 123(R) using the modified prospective transition method.  Upon adoption of SFAS(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123(R).  The Company recognized stock-based compensation expense of 3,244 in the quarter ended September 30, 2007 and $0 in the quarter ended September 30, 2006.

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

The Company adopted the provisions of FIN 48 on April 1, 2007.  The adoption did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits.  At the adoption date of April 1, 2007, the Company did not have any unrecognized tax benefits.  At September 30, 2007, the unrecognized tax benefit amount was unchanged from adoption.

If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense.  As of September 30, 2007, the Company had no accrued interest or penalties.

The tax years since the Company’s inception in 2005 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $300,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2007 and March 31, 2007.

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

The following reconciles the components of the earnings per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended September 30, 2007
Basic EPS:
Net (loss)	$(154,291)	7,829,961	$(0.02)
Effect of dilutive options	--	--	--
Dilutive EPS	$(154,291)	7,829,961	$(0. 02)
Three Months Ended September 30, 2006
Basic EPS:
Net (loss)	$(134,018)	5,927,800	$(0.02)
Effect of dilutive options	--	--	--
Dilutive EPS	$(134,018)	5,927,800	$(0.02)

Six Months Ended September 30, 2007
Basic EPS:
Net (loss)	$(350,065)	7,200,932	$(0.05)
Effect of dilutive options	--	--	--
Dilutive EPS	$(350,065)	7,200,932	$(0. 05)
Six Months Ended September 30, 2006
Basic EPS:
Net (loss)	$(222,007)	5,473,073	$(0.04)
Effect of dilutive options	--	--	--
Dilutive EPS	$(222,007)	5,473,073	$(0.04)

Subsequent to September 30, 2007, the Company issued 331,160 shares of its common stock through November 9, 2007 in connection with its call of the Class A Warrants.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our annual report on Form 10-KSB and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this report and the audited financials in our annual report on Form 10-KSB for the year ended March 31, 2007.

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

Our wholesale customers are made up of regional and national broad-line foodservice distributors who purchase our products and then resell them to their customers.  As of July 1, 2007, we started the second quarter selling to our primary distributors as follows:

•

Ben E. Keith Food Services San Antonio

•

Ben E. Keith Food Services Fort Worth

•

Ben E. Keith Food Services Oklahoma

•

Ben E. Keith Food Services Amarillo

•

Ben E. Keith Food Services Albuquerque

•

Sysco Food Services of San Antonio

•

Sysco Food Services of Austin

•

Sysco Food Services of Houston

•

U.S. Foodservice – Austin

During the second quarter ended September 30, 2007, we increased our distribution base and territory as follows:

•

Ben E. Keith Food Services Little Rock

•

Third Coast Produce

Ben E. Keith Food Services of San Antonio, Fort Worth, Oklahoma, Amarillo, Albuquerque and Little Rock are part of Ben E. Keith Food Services, a multi-state foodservice distributor.  Ben E. Keith San Antonio sells to customers located in the central and south Texas markets.  Ben E. Keith Food Services of Dallas/Fort Worth sells to customers located in west Texas, north Texas, east Texas and parts of northern Louisiana.  Ben E. Keith Food Services of San Antonio and Dallas/Fort Worth both service the Houston, Texas market.  Ben E. Keith Food Services of Oklahoma sells to customers located in Oklahoma, eastern Kansas and western Missouri.  Ben E. Keith Food Services of Amarillo sells to customers located in the Texas panhandle, eastern New Mexico, parts of western Oklahoma and western Kansas.  Ben E. Keith Food Services of Albuquerque sells to customers located in New Mexico and southeastern Colorado.  Ben E. Keith Food Services of Little Rock sells to customers located in Arkansas, southern Missouri, western Tennessee, northwest Mississippi and Louisiana.

Sysco Food Services of San Antonio, Austin and Houston are part of Sysco Corporation, a national foodservice distributor.  Sysco Food Services of San Antonio sells to customers located in the south Texas market.  Sysco Food Services of Austin sells to customers located in the central Texas market.  Sysco Food Services of Houston sells to customers located in the east Texas market.

U.S. Foodservice – Austin is part of U.S. Foodservice Corporation, a national foodservice distributor.  U.S. Foodservice – Austin sells to customers in the central Texas market.

Third Coast Produce is located in Houston and sells to customers in the east Texas market.

The distributors purchase our products in volume and then sell and deliver our products to their customers.  The distributors’ customers are referred to as “end-users” and consist of restaurants, hotels, hospitals, schools, convention centers and caterers.  The size of their customers varies and range from local, regional and national companies.

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

Valuation of Long-Lived Assets:

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

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to individuals, corporations and distributors.  Revenues for the quarter ended September 30, 2007 increased 97% to $176,080 from $89,279 for the quarter ended September 30, 2006.  Revenues for the six months ended September 30, 2007 increased 127% to $380,208 from $167,290 for the six months ended September 30, 2006.  The increase from the prior year period was primarily attributable to the increase in revenues generated from pie sales to our existing and new retail, corporate and distributor customers due to increased transaction volume as well as opening new distributor territories.

For the periods reported below, our customers, as a percentage of revenue, were in the following categories:

Category	Three month period ended September 30, 2007	Three month period ended September 30, 2006	Six month period ended September 30, 2007	Six month period ended September 30, 2006
Retail	23%	20%	23%	25%
Corporate	07%	06%	06%	05%
Wholesale	70%	74%	71%	70%
Totals	100%	100%	100%	100%

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods.  Our retail and corporate customers purchase our products throughout the year, however, the vast majority of our revenue from our retail and corporate customers is during November and December, or our third quarter.  Sales to our wholesale customers do not experience the high seasonal fluctuations that we experience with our retail and corporate customers.  We anticipate the strongest sales periods for our wholesale business to be from April through December, or our first, second and third quarters.

For the quarter ended September 30, 2007, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Food Services.  For the quarter ended September 30, 2007, Ben E. Keith Food Services and Sysco Food Services combined for 55% of our overall revenue, 31% and 24%, respectively.

Cost of Sales:

Cost of sales includes raw materials, direct labor, cooking and cleaning supplies, and factory overhead.  Cost of sales was $114,231 and $70,860 for the quarters ended September 30, 2007 and September 30, 2006, respectively, and $230,552 and $127,637 for the six months ended September 30, 2007 and September 30, 2006, respectively.  The increase from the prior year quarter was due primarily to the increase in pie sales volume to our existing and new retail, corporate and wholesale customers.

Gross Margin:

Gross margin after depreciation was 35% of net sales for the quarter ended September 30, 2007 compared to 21% for the quarter ended September 30, 2006.  Gross margin after depreciation was 39% of net sales for the six months ended September 30, 2007 compared to 24% for the six months ended September 30, 2006.  The improvement in our gross margin for the quarter ended September 30, 2007 and for the six months ended September 30, 2007 is attributable to fixed cost of manufacturing being spread over an increased number of units sold and improvements in manufacturing efficiencies which reduced overall unit cost.  The result is higher gross profits for each unit sold.  We expect the gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $222,496 for the quarter ended September 30, 2007 from $155,526 for the quarter ended September 30, 2006.  Selling, general and administrative expenses for the six months ended September 30, 207 increased to $508,834 from $267,257 for the six months ended September 30, 2006.    The increase from the prior year quarter and period were principally due to managing growth in unit sales, market territories, foodshow fees and related marketing expenses, increases in customer support capabilities, hiring additional personnel in both the sales and administrative departments, and expenses incurred in the quarter ended September 30, 2007 related to being a public company.

Non-Operating Items:

Other income, interest, increased to $6,356 for the quarter ended September 30, 2007 from $3,089 for the quarter ended September 30, 2006, and increased to $9,112 for the six months ended September 30, 2007 from $5,597 for the six months ended September 30, 2006.  The increase from the prior year quarter and period were attributable to additional interest income earned.

Net Loss:

Net loss increased to $154,291 for the quarter ended September 30, 2007 from $134,018 for the quarter ended September 30, 2006 and increased to a net loss of $350,065 for the six months ended September 30, 2007 from a net loss of $222,007 for the six months ended September 30, 2006.  The net loss increase from the prior year quarter and period primarily resulted from an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Since our inception through June 30, 2006, we have raised working capital of $790,600, net of offering costs, from the sale of our common stock under a private placement of securities.  From April 17, 2007 through November 9, 2007, we raised an additional $1,221,580 of working capital from the call of the Class A warrants as further described below.  The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with future expansion of our manufacturing and customer support capabilities and our operating results.

On January 8, 2007, the Securities and Exchange Commission declared our registration statement on Form SB-2 effective.  The registration statement registered 11,901,800 shares of our common stock.  On April 9, 2007, our common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol “TOOT.”

As part of the 11,901,800 shares registered, 5,974,000 shares of common stock may be issued if all of our outstanding warrants are exercised.  We have two classes of warrants, Class A and Class B.  There are 2,987,000 shares of common stock underlying our Class A warrants, with an exercise price of $0.50 per share.  There are 2,987,000 shares of common stock underlying our Class B warrants, with an exercise price of $1.00 per share.

Effect of New Accounting Pronouncements

On April 17, 2007, we called the Class A warrants representing 2,987,000 shares of our common stock under the call feature of the warrants.  This feature allowed us to call the Class A warrants if our common stock reached a trading price equal to or greater than $0.75 per share.  As of September 30, 2007, we have sold 2,112,000 shares for $1,056,000 as a result of the warrant call.  From October 1, 2007 through November 9, 2007, we sold an additional 331,160 shares for $165,580 as a result of the warrant call.  It is possible that the remaining 543,840 shares underlying the Class A warrants and the Class B warrants may expire and never be exercised.  Any additional proceeds we receive from the exercise of the remaining Class A warrants and/or Class B warrants will be used as working capital.

We believe our current working capital will be adequate to fund our operations and growth through our fiscal year ending March 31, 2008.  In the event our current working capital is not adequate to fund our operations and growth and we do not receive any additional proceeds from the exercise of the remaining warrants, we will need to seek alternative sources of working capital.  Potential sources of such working capital could include senior debt facilities, new lines of credit, or additional sales of our securities.  If we raise funds through our investors exercising their remaining warrants or the sale of other securities, the common stock currently outstanding would be diluted.  There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

At September 30, 2007, we had $752,930 of cash and cash equivalents, compared to $138,171 of cash and cash equivalents at March 31, 2007.  Our current assets at September 30, 2007 were $936,594 compared to $185,145 at March 31, 2007.  Our current liabilities at September 30, 2007 were $106,011 compared to $46,428 at March 31, 2007.

Net cash used in operating activities was $397,083 for the six month period ended September 30, 2007 compared to $193,013 of net cash used for the six month period ended September 30, 2006.  Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities.

Net cash used in investing activities was $44,158 for the six month period ended September 30, 2007 and $39,281 for the six month period ended September 30, 2006.  These investing activities primarily reflected capital expenditures to develop our business.  The purchase of assets during the six month period ended September 30, 2007 included leasehold improvements to our employee parking lot and our truck receiving/delivery dock.  The funds expended in construction in process include funds expended in expanding our manufacturing facility and upgrading our website.

Net cash provided by financing activities of $1,056,000 for the six months ended September 30, 2007 represents proceeds from the issuance of common stock under our Class A warrant call.  Net cash provided by financing activities of $295,650 for the six months ended September 30, 2006 represents proceeds from the issuance of common stock under a private placement of securities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  Early adoption is permitted.  The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances.  The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the Company’s financial statements.

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

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We currently are not aware of, or a party to, any legal proceedings.  Additionally, our officers and directors, in their capacity as such, are not a party to any litigation.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, we did not sell any unregistered securities.

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

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTIE PIE COMPANY, INC.

Date: November 13, 2007	By:	/s/ Don Merrill
Don Merrill President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ David Patterson
David Patterson Chief Financial Officer Principal Accounting Officer