Form 10QSB
period 2007-12-31
Tootie Pie Company, Inc.
filed 2008-02-13
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 5, 2008, 8,615,360 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$1,232,943	$138,171
Accounts receivable, trade	122,589	9,565
Inventory	40,824	23,337
Other current assets	44,930	14,072
Total current assets	1,441,286	185,145
Fixed Assets:
Furniture and equipment	159,576	115,916
Leasehold improvements	34,318	30,137
Building	7,000	7,000
Construction in process	8,518	--
Total fixed assets	209,412	153,053
Less accumulated depreciation	(62,677)	(37,965)
Net fixed assets	146,735	115,088
Other Assets:
Intangible assets, net	127,333	147,797
Deposits and other	3,000	3,550
Total other assets	130,333	151,347
Total Assets	$1,718,354	$451,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$125,191	$24,662
Accounts payable, employees	2,843	2,305
Accrued expenses	41,141	19,072
Deferred revenue	1,438	389
Total current liabilities	170,613	46,428
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	--	--
Common stock, $0.001 par value; authorized 99,900,000 shares, 8,593,360 and 5,960,200 issued and outstanding	8,593	5,960
Additional paid-in-capital	2,442,647	1,124,100
Retained earnings (deficit)	(903,499)	(724,908)
Total stockholders’ equity	1,547,741	405,152
Total Liabilities and Stockholders’ Equity	$1,718,354	$451,580

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$857,370	$339,500	$1,237,579	$506,790
Cost of goods sold	214,450	123,549	445,002	251,215
Gross profit	642,920	215,951	792,577	255,575
Operating expenses:
General and administrative expense	165,800	89,645	427,458	243,874
Selling expense	314,587	148,381	561,763	263,230
Total operating expenses	480,387	238,026	989,221	507,104
Operating income (loss)	162,533	(22,075)	(196,644)	(251,529)
Other income/(expense):
Interest income	9,330	1,550	18,382	7,147
Gain/(loss) on sale of assets	(556)	-0-	(556)	-0-
Other income	167	-0-	227	-0-
Total other income	8,941	1,550	18,053	7,147
Income/(loss) before income taxes	171,474	-0-	(178,591)	(244,382)
Income taxes	-0-	-0-	-0-	-0-
Net Income/(Loss)	$171,474	$(20,525)	$(178,591)	$(244,382)
Earnings (Loss) Per Share:
Basic income (loss) per share	$0.02	$(0.003)	$(0.02)	$(0.04)
Diluted income (loss) per share	$0.02	$(0.003)	$(0.02)	$(0.04)
Weighted Average Common Shares:
Basic	8,423,556	5,927,800	7,609,955	5, 625,200
Diluted	8,932,048	5,927,800	7,609,955	5, 625,200

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2007	2006
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(178,591)	$(244,382)
Adjustments to reconcile net income to net cash (used) by operating activities:
Depreciation	26,198	19,130
Amortization	20,464	20,515
Loss on sale of fixed asset	556	-0-
Non-cash stock compensation	8,111	8,000
Changes in operating assets and liabilities:
Accounts receivable	(113,024)	(61,215)
Inventory	(17,487)	(13,013)
Other current assets	(38,419)	(8,041)
Accounts payable and accrued expenses	123,136	67,701
Deferred revenue	1,049	4,779
Net Cash (Used) by Operating Activities	(168,007)	(206,526)
Investing Activities
Purchases of fixed assets	(49,883)	(43,139)
Construction in process	(8,518)	-0-
Net Cash (Used) by Investing Activities	(58,401)	(43,139)
Financing Activities
Sale of common stock, net of offering costs	1,321,180	295,650
Net Cash Provided by Financing Activities	1,321,180	295,650
Net Change in Cash	1,094,772	45,985
Cash at beginning of period	138,171	182,503
Cash at End of Period	$1,232,943	$228,488

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

NOTE 2 – STOCK-BASED COMPENSATION

The Company follows SFAS 123(R) using the modified prospective transition method. Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model. The Company recognized stock-based compensation expense of $4,867 in the quarter ended December 31, 2007 and $0 in the quarter ended December 31, 2006.

NOTE 3 – INCOME TAXES

The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company is subject to Texas state margin tax effective April 1, 2007.

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

The Company adopted the provisions of FIN 48 on April 1, 2007. The adoption did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits. At the adoption date of April 1, 2007, the Company did not have any unrecognized tax benefits. At December 31, 2007, the unrecognized tax benefit amount was unchanged from adoption.

If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2007, the Company had no accrued interest or penalties.

The tax years since the Company’s inception in 2005 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $240,000. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2007 and March 31, 2007.

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

The following reconciles the components of the earnings per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended December 31, 2007
Basic EPS:
Net income	$171,474	8,423,556	$0.02
Effect of dilutive options	--	508,492	--
Dilutive EPS	$171,474	8,932,048	$0.02
Three Months Ended December 31, 2006
Basic EPS:
Net (loss)	$(20,525)	5,927,800	$(0.003)
Effect of dilutive options	--	--	--
Dilutive EPS	$(20,525)	5,927,800	$(0.003)

Nine Months Ended December 31, 2007
Basic EPS:
Net (loss)	$(178,591)	7,609,955	$(0.02)
Effect of dilutive options	--	--	--
Dilutive EPS	$(178,591)	7,609,955	$(0.02)
Nine Months Ended December 31, 2006
Basic EPS:
Net (loss)	$(244,382)	5,625,200	$(0.04)
Effect of dilutive options	--	--	--
Dilutive EPS	$(244,382)	5,625,200	$(0.04)

Subsequent to December 31, 2007, the Company issued 22,000 shares of its common stock through February 5, 2008 in connection with its call of the Class A Warrants.

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

Our corporate segment serves businesses that purchase our pies for gifts, events and/or personal use. Our corporate sales program provides a convenient and cost effective way for our corporate customer to promote their company through customer and employee appreciation programs. Our corporate customers range in size from small businesses to large corporations. We believe this segment will play a key role in our future growth because our current corporate customers send our pies to their contacts and employees. We believe that once those end-recipients sample the quality of our pies, they may become our future customers.

Our wholesale customers are made up of regional and national broad-line foodservice distributors who purchase our products and then resell them to their customers. As of October 1, 2007, we started the third quarter selling to our primary distributors as follows:

•

Ben E. Keith Food Services San Antonio

•

Ben E. Keith Food Services Fort Worth

•

Ben E. Keith Food Services Oklahoma

•

Ben E. Keith Food Services Amarillo

•

Ben E. Keith Food Services Albuquerque

•

Ben E. Keith Food Services Little Rock

•

Sysco Food Services of San Antonio

•

Sysco Food Services of Austin

•

Sysco Food Services of Houston

•

U.S. Foodservice – Austin

•

Third Coast Produce

During the third quarter ended December 31, 2007, we increased our distribution base and territory as follows:

•

Performance Food Group – Temple

•

Martin Preferred Foods - Houston

Ben E. Keith Food Services of San Antonio, Fort Worth, Oklahoma, Amarillo, Albuquerque and Little Rock are part of Ben E. Keith Food Services, a multi-state foodservice distributor. Each location covers the following territories:

•

Ben E. Keith San Antonio sells to customers located in the central and south Texas markets.

•

Ben E. Keith Food Services of Dallas/Fort Worth sells to customers located in west Texas, north Texas, east Texas and parts of northern Louisiana.

•

Ben E. Keith Food Services of San Antonio and Dallas/Fort Worth both service the Houston, Texas market.

•

Ben E. Keith Food Services of Oklahoma sells to customers located in Oklahoma, eastern Kansas and western Missouri.

•

Ben E. Keith Food Services of Amarillo sells to customers located in the Texas panhandle, eastern New Mexico, parts of western Oklahoma and western Kansas.

•

Ben E. Keith Food Services of Albuquerque sells to customers located in New Mexico and southeastern Colorado.

•

Ben E. Keith Food Services of Little Rock sells to customers located in Arkansas, southern Missouri, western Tennessee, northwest Mississippi and Louisiana.

Sysco Food Services of San Antonio, Austin and Houston are part of Sysco Corporation, a national foodservice distributor. Each location covers the following territories:

•

Sysco Food Services of San Antonio sells to customers located in the south Texas market.

•

Sysco Food Services of Austin sells to customers located in the central Texas market.

•

Sysco Food Services of Houston sells to customers located in the east Texas market.

U.S. Foodservice – Austin is part of U.S. Foodservice Corporation, a national foodservice distributor. U.S. Foodservice – Austin sells to customers in the central and south Texas market.

Third Coast Produce is located in Houston and sells to customers in the east Texas market.

Performance Food Group – Temple is part of Performance Food Group, a multi-state broadline foodservice distributor as well as a national account foodservice distributor. Performance Food Group – Temple sells to customers in the central Texas market.

Martin Preferred Foods is a foodservice distributor. Martin Preferred Foods is based in Houston, Texas and services the Texas market. Martin is a member of Unipro. Unipro is the largest foodservice purchasing group that allows its independent distributors to compete with the major grocery distribution companies in the state of Texas.

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

Stock-Based Compensation:

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method. Upon adoption of SFAS 123(R), we continue to use the Black-Scholes option-pricing model which was previously used for our pro forma information required under SFAS 123(R).

As of the quarter ended December 31, 2007, we do not have a stock-based compensation plan; however, we have issued stock to employees and non-employees from time to time as compensation for services rendered. We adopted an employee Stock Option and Incentive Plan on January 14, 2008. The expense recorded for the services rendered is based on the market value of the underlying common stock. The market value of the underlying common stock is determined to be the closing price per share for our stock on the date the commitment to issue stock is made.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to individuals, corporations and distributors. Revenues for the quarter ended December 31, 2007 increased 153% to $857,370 from $339,500 for the quarter ended December 31, 2006. Revenues for the nine months ended December 31, 2007 increased 144% to $1,237,579 from $506,790 for the nine months ended December 31, 2006. The increase from the prior year period was primarily attributable to the increase in revenues generated from pie sales to our existing and new retail, corporate and distributor customers due to increased transaction volume as well as opening new distributor territories.

For the periods reported below, our customers, as a percentage of revenue, were in the following categories:

Category	Three month period ended December 31, 2007	Three month period ended December 31, 2006	Nine month period ended December 31, 2007	Nine month period ended December 31, 2006
Retail	23%	39%	23%	33%
Corporate	31%	37%	22%	25%
Wholesale	46%	24%	55%	42%
Totals	100%	100%	100%	100%

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Our retail and corporate customers purchase our products throughout the year, however, the vast majority of our revenue from our retail and corporate customers is during November and December, or our third quarter. While sales to our wholesale customers do experience seasonal fluctuations, our wholesale sales do not experience the high seasonal fluctuations that we experience with our retail and corporate customers. We anticipate the strongest sales periods for our wholesale business to be from April through December, or our first, second and third quarters.

For the quarter ended December 31, 2007, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Food Services. For the quarter ended December 31, 2007, Ben E. Keith Food Services and Sysco Food Services combined for 31% of our overall revenue, 22% and 9%, respectively.

Cost of Sales:

Cost of sales includes raw materials, direct labor, cooking and cleaning supplies, and factory overhead. Cost of sales was $214,450 and $123,549 for the quarters ended December 31, 2007 and December 31, 2006, respectively, and $445,002 and $251,215 for the nine months ended December 31, 2007 and December 31, 2006, respectively. The increase from the prior year quarter and period were due primarily to the increase in pie sales volume to our existing and new retail, corporate and wholesale customers.

Gross Margin:

Gross margin after depreciation was 75% of net sales for the quarter ended December 31, 2007 compared to 64% for the quarter ended December 31, 2006. Gross margin after depreciation was 64% of net sales for the nine months ended December 31, 2007 compared to 50% for the nine months ended December 31, 2006. The improvement in our gross margin for the quarter ended December 31, 2007 and for the nine months ended December 31, 2007 is attributable to fixed cost of manufacturing being spread over an increased number of units sold and improvements in manufacturing efficiencies which reduced overall unit cost. The result is higher gross profits for each unit sold. We expect the gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $480,387 for the quarter ended December 31, 2007 from $238,026 for the quarter ended December 31, 2006. Selling, general and administrative expenses for the nine months ended December 31, 2007 increased to $989,221 from $507,104 for the nine months ended December 31, 2006. Growth in our selling, general and administrative expenses is a result of the high degree of growth in our unit sales and revenues. Our selling, general and administrative expenses have increased to generate and support this growth. The increase in selling expenses from the prior year quarter and period were principally due to managing growth in unit sales, market territories, foodshow fees and increases in customer support capabilities including hiring additional personnel. The primary increase in general and administrative expenses from the prior year quarter and period were principally due to hiring additional personnel and expenses incurred in the quarter ended December 31, 2007 related to being a public company.

Non-Operating Items:

Other income increased to $8,941 for the quarter ended December 31, 2007 from $1,550 for the quarter ended December 31, 2006, and increased to $18,053 for the nine months ended December 31, 2007 from $7,147 for the nine months ended December 31, 2006. The increase from the prior year quarter and period were attributable to additional interest income earned.

Net Income/Loss:

Net income increased to $171,474 for the quarter ended December 31, 2007 from a net loss of $20,525 for the quarter ended December 31, 2006 and a decrease in a net loss of $178,591 for the nine months ended December 31, 2007 from a net loss of $244,382 for the nine months ended December 31, 2006. The improvement from a net loss for the prior year quarter to a net income from the current quarter was primarily attributable to the increase in revenues generated from pie sales to our existing and new retail, corporate and distributor customers.

Liquidity and Capital Resources

Since our inception through June 30, 2006, we have raised working capital of $790,600, net of offering costs, from the sale of our common stock under a private placement of securities. From April 17, 2007 through February 5, 2008, we raised an additional $1,317,580 of working capital from the exercise of 2,635,160 warrants pursuant to the call of the Class A warrants as further described below. The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with future expansion of our manufacturing and customer support capabilities and our operating results.

On January 8, 2007, the Securities and Exchange Commission declared our registration statement on Form SB-2 effective. The registration statement registered 11,901,800 shares of our common stock. On April 9, 2007, our common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol “TOOT.”

As part of the 11,901,800 shares registered, 5,974,000 shares of common stock could have been issued if all of our outstanding warrants had been exercised. We have two classes of warrants, Class A and Class B. At the time our registration statement was declared effective, there were 2,987,000 shares of common stock underlying our Class A warrants, with an exercise price of $0.50 per share. There were 2,987,000 shares of common stock underlying our Class B warrants, with an exercise price of $1.00 per share.

On April 17, 2007, we called the Class A warrants representing 2,987,000 shares of our common stock under the call feature of the warrants. This feature allowed us to call the Class A warrants if our common stock reached a trading price equal to or greater than $0.75 per share. As of December 31, 2007, we have sold 2,613,160 shares for $1,306,580 as a result of the warrant call. From January 1, 2008 through February 5, 2008, we sold an additional 22,000 shares for $11,000 as a result of the warrant call. It is possible that the remaining 351,840 shares underlying the Class A warrants and all 2,987,000 shares underlying the Class B warrants may expire and never be exercised. Any additional proceeds we receive from the exercise of the remaining Class A warrants and/or Class B warrants will be used as working capital.

We believe our current working capital will be adequate to fund our operations and growth through our next fiscal year ending March 31, 2009. As part of our growth plans beyond our fiscal year ending March 31, 2009, we will need additional production facilities and equipment to meet the anticipate demand for our products. This growth will require additional working capital. In the event our current working capital or the required working capital needed to expand our production capacity is not adequate to fund our operations and growth, we will need to seek alternative sources of working capital. Potential sources of such working capital could include senior debt facilities, new lines of credit, or additional sales of our securities. If we raise funds through the sale of other securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2007, we had $1,232,943 of cash and cash equivalents, compared to $138,171 of cash and cash equivalents at March 31, 2007. Our current assets at December 31, 2007 were $1,441,286 compared to $185,145 at March 31, 2007. Our current liabilities at December 31, 2007 were $170,613 compared to $46,428 at March 31, 2007.

Net cash used in operating activities was $168,007 for the nine month period ended December 31, 2007 compared to $206,526 of net cash used for the nine month period ended December 31, 2006. Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities.

Net cash used in investing activities was $58,401 for the nine month period ended December 31, 2007 and $43,139 for the nine month period ended December 31, 2006. These investing activities primarily reflected capital expenditures to develop our business. The purchase of assets during the nine month period ended December 31, 2007 included leasehold improvements to our employee parking lot and our truck receiving/delivery dock. The funds expended in construction in process include funds expended in expanding our manufacturing facility and upgrading our website.

Net cash provided by financing activities of $1,321,180 for the nine months ended December 31, 2007 represents proceeds from the exercise of warrants under our Class A warrant call. Net cash provided by financing activities of $295,650 for the nine months ended December 31, 2006 represents proceeds from the sale of common stock under a private placement of securities.

Effect of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. Our management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Our management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 25, 2007 we issued 20,000 shares of our common stock to Pentony Enterprises LLC in exchange for Investor Relations services rendered valued at $14,600.

With respect to the issuance of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on October 23, 2007, the following matter was approved by stockholders as indicated:

1.

To elect director Dr. Raymond G. Armstrong to serve until the 2010 Annual Meeting of Stockholders.

For:

6,781,296

Withheld:

       8,500

The following directors continued their term of office subsequent to the Annual Meeting: Don L. Merrill, Jr. and Christopher Keese.

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

10.10

Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan, dated January 14, 2008 (included as Exhibit 10.1 to the Registration Statement on Form S-8 filed January 22, 2008 and incorporated herein by reference).

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

TOOTIE PIE COMPANY, INC.

Date: February 13, 2008	By:	/s/ Don Merrill
Don Merrill
President and Chief Executive Officer

Date: February 13, 2008	By:	/s/ David Patterson
David Patterson
Chief Financial Officer, Principal Accounting Officer