Form 10-K
period 2008-03-31
Tootie Pie Company, Inc.
filed 2008-06-30
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-135702

TOOTIE PIE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1602919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 Industrial Drive, Boerne, TX	78006
(Address of principal executive offices)	(Zip Code)

(210) 737-6600 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None.
Securities registered pursuant to Section 12(g) of the Act:	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 28, 2007: $5,983,852 (based on a total of 6,365,800 shares of the registrant’s common stock held by non-affiliates on September 28, 2007, at the closing price of $0.94 per share).

As of June 24, 2008, the registrant had 9,002,875 shares of its common stock outstanding.

DOCUMENTS INCORPORTATED BY REFERENCE

None.

TOOTIE PIE COMPANY, INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2008

INDEX

Page
PART I

Item 1.

Business

5

Item 1A.

Risk Factors

10

Item 2.

Properties

13

Item 3.

Legal Proceedings

14

Item 4.

Submission of Matters to a Vote of Security Holders

14

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

15

Item 6.

Selected Financial Data

15

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

23

Item 8.

Financial Statements and Supplementary Data

F-1

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

24

Item 9A(T).

Controls and Procedures

24

Item 9B.

Other Information

25

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

26

Item 11.

Executive Compensation

28

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

30

Item 13.

Certain Relationships and Related Transactions, and Director Independence

32

Item 14.

Principal Accounting Fees and Services

32

PART IV

Item 15.

Exhibits, Financial Statement Schedules

33

FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this annual report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of this annual report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

ITEM 1. BUSINESS.

General

We incorporated in the State of Nevada in June 2005. In September 2005, we purchased certain assets from Ms. Ruby Lorraine “Tootie” Feagan including all of her pie recipes, customer list, the right to the “Tootie Pie” name, the related baking equipment, and a building located in Medina, Texas with the goal of maximizing the market and profitability of her pie recipes. On September 1, 2005, we leased a 5,000 square foot building in Boerne, Texas where we manufacture our pies for broad-based distribution. This facility also serves as our corporate headquarters. We closed the Medina location in May 2006 which allowed us to focus all production and sales efforts out of our facility in Boerne.

We operate solely in the United States as a single operating company that focuses on our three market channels: retail, corporate, and wholesale. Our retail and corporate market covers all fifty states in the United States. Our wholesale market covers ten states in the south central portion of the United States.

Our operations consist of functioning as a manufacturer and marketer of “high-end” desserts for the retail, corporate, and wholesale markets. Our product is handmade, fully-baked pies that are frozen and shipped to our customers. Our retail market consists primarily of individuals who purchase our products for gifts, special occasions, or for their personal consumption. We sell to the retail market through our website, internet marketing, phone orders, and walk-in customers at our store front in Boerne, Texas. Our corporate market consists of various size companies that purchase our products for customer and employee appreciation gifts and other marketing/promotional events. We sell to the corporate market through our website, internet marketing, phone orders, and direct sales calls. We sell to our wholesale market via our in-house sales force. Our in-house sales force works directly with our broadline foodservice distributors and our foodservice brokers to sell our products to the distributors’ customers. These customers include restaurants, hotels, hospitals, convention centers, sports facilities, caterers, and retail grocery store outlets.

Market Overview

We focus on the “high-end” dessert market, providing handmade, fully-baked pies that are then frozen for delivery to our customers. Our target customers fall into three different market channels: retail, corporate and wholesale.

Our retail market focuses on sales directly to consumers. We compete with small to medium-size bakeries that feature handmade, value-added products that are purchased online through websites, phone orders or walk-in retail outlets. Due to the limited size and nature of our direct competitors in this market and the lack of information regarding these competitors because they tend to be smaller, private companies whose results are not available to the general public, we cannot provide comparative material and public research that addresses our niche market specifically; however, we believe that the trends mentioned below for the frozen pie industry speak to the market we serve in a more general sense and are thus helpful for comparative purposes.

Our corporate market consists of companies from all over the United States that place orders during the holiday season, or throughout the year, for pies to be shipped to their respective customers and/or employees. Some of these companies also order pies to be shipped to their place of business for employee events and/or special occasions.

In our wholesale market, we compete against larger, well-established companies that have significant experience in wholesale distribution. All of our pies for wholesale distribution are shipped frozen to our distributors, who then deliver them to their respective end-user. We compete with high volume brands, including those named below and smaller high-end dessert brands. We employ value-added marketing and focus on the quality, handcrafted nature of our pies. Because of the inherent cost of the high quality ingredients that we use and the value-added marketing approach we employ, we must price our pies at the higher end of the wholesale dessert industry category. The research below indicates that today’s consumer is eating out more, while still desiring products that have homemade quality. We are currently a small competitor in terms of geographic coverage and volume compared to some of our competitors in the wholesale market, but based on the positive response and growth in orders we have received from our distributors and their respective customers we believe we will continue to grow in geographic coverage and volume.

The market information below focuses on the frozen pie industry as a whole and provides statistics on the top ten manufacturers of frozen pies in 2007.

Top 10 Suppliers of Frozen Pie
(52 weeks ending June 17, 2007)
Total category sales - $350,977,900

Company Name	Dollar Sales	Unit Sales
Schwan	$201,743,200	53,716,060
Sara Lee	$66,609,140	19,891,390
American Pie	$61,394,010	10,803,620
Wells Dairy	$6,567,184	2,963,892
Private Label	$3,790,669	1,136,740
ConAgra	$3,512,341	600,521
Cyrus O'Leary	$1,382,438	320,723
Fruit & Vegetables	$1,180,185	117,296
Wick's Pies	$918,237	202,707
Bonerts	$575,121	218,717

Source: Redbook 2007, p. 12
Data obtained from Information Resources Inc.,
excluding Supermarkets, Drug Stores and Mass Merchandiser including Wal-Marts

Top 10 Brands of Frozen Pie
(52 weeks ending June 17, 2007)
Total category sales - $351.0 million (includes brands not listed)

Brands	Dollar Sales
Edwards	$85.4
Mrs. Smith's Traditional Recipe	$56.5
Marie Callenders	$52.5
Sara Lee	$50.4
Mrs. Smith's Special Recipe	$24.9
Mrs. Smith's	$18.0
Sara Lee Signature Selections	$15.2
Mrs. Smith's Soda Shoppe	$12.3
Claim Jumper	$8.9
Weight Watchers Smart Ones	$6.6

Source: Snack Food & Wholesale Bakery, July 2007, p. 38
Data obtained from Information Resources Inc.,
excluding Supermarkets, Drug Stores and Mass Merchandiser including Wal-Marts

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

In today’s environment, we believe that several factors merit consideration including quality, convenience and portion control. When it comes to desserts, research suggests that consumers insist upon quality and are willing to pay the price to indulge in value-added products. This trend has forced frozen pie manufacturers to continue to improve and differentiate their products in order to create the highest quality while meeting the convenience factor requirement. Packaging is a key component in communicating ease of preparation to the consumer on-the-go. Based on available industry information, and our analysis, we believe that consumers will pay a premium for high-quality products; especially if these products respond to certain trends that have developed in the frozen pie industry. These trends include health and wellness, convenience, as well as personal preference and indulgence factors. We believe our products address these trends and meet these demands.

Products

Our products are high-quality, eleven inch handmade pies. We sell several varieties of pies including: apple, peach, cherry, blackberry, blueberry, pecan, buttermilk, chocolate-pecan, lemon velvet, coconut supreme and heavenly chocolate. We also offer seasonal pies in anticipation of customer demand and in response to holiday seasons, such as pumpkin pie in November for Thanksgiving. We individually package our pies to our retail and corporate customers. Our wholesale customers purchase our products by the case, which includes two pies per case.

Sales and Marketing

In September 2005, we secured the Tootie Pie brand which was already established in parts of Texas. Since the acquisition, we have worked to expand our brand identity. Our brand promotion includes website and internet marketing, point-of-sale materials at restaurants, as well as other marketing materials that focus on our retail and corporate customers. We believe the quality and unique nature of our high-end desserts will not only generate repeat sales in Texas and beyond, as our marketing efforts and brand reputation expands, but will allow us to open new wholesale markets.

As of March 31, 2008, we have a sales and marketing team consisting of four full-time employees and two part-time employees. The team’s primary responsibility is to establish sales strategies, product marketing events, and outside sales support. For the twelve month period ended March 31, 2008, we secured the services of Hanks Brokerage Company, a foodservice brokerage firm that represents our products in our wholesale markets.

Our primary sales channels include: Retail, Corporate, and Wholesale.

Retail: We market our products directly to consumers through various means:

•

Website: www.tootiepieco.com. The website is a sales and marketing tool that allows our customers to make online purchases.

•

Phone orders: Customers can call us to place orders for pickup or delivery.

•

In-store sales: Customers can visit our Boerne location for their purchases. Our Boerne facility is a 5,000 square foot building located at 129 Industrial Drive and includes our corporate offices and baking facility.

•

Festivals/Events: Includes local and regional events where the pies are promoted and/or sold to the respective attendees.

Corporate: Our corporate marketing and sales efforts to date have been targeted towards local and regional companies, while customers on the national level have been primarily acquired through the corporate sales page on our website. Our customers range from small businesses to large corporations that place orders during the holiday season, or throughout the year, for pies to be shipped to their respective customers and/or employees. Some of these companies also order pies to be shipped to their place of business for employee events and/or special occasions.

Wholesale: Our wholesale efforts focus on food distributors that purchase our product for distribution to their respective customer base. Broadline distributors carry extensive product lines in all categories of the food and beverage industry and represent a very large customer base in number and geographically. Specialty distributors will carry focused product lines for specific markets and/or customers. During the fiscal year ended March 31, 2008, we increased our distribution territory with Ben E. Keith Food Services and Sysco Food Services, as well as many other distributors. While we increased our distribution territory during the fiscal year ended March 31, 2008, 58% of our wholesale business came from our efforts in the south Texas region where we are located and have had distribution channels in place for the longest period of time. These sales are driven through the efforts of our in-house sales personnel, working with our foodservice broker and established food distributors.

We intend to expand our customer base by continuing to market directly to our website customers, corporate customers, and to work with food distributors who sell to commercial end-users such as restaurants, hotels, hospitals, convention centers, sports facilities, caterers, retail grocery store outlets, bakeries, and coffee shops.

Customers

For the fiscal years ended March 31, 2008 and March 31, 2007, our pie sales were split between the following markets:

Category	March 31, 2008	March 31, 2007
Retail	24%	31%
Corporate	20%	24%
Wholesale	56%	45%
Total Sales	100%	100%

For the fiscal years ended March 31, 2008 and March 31, 2007, our two primary wholesale customers, Ben E. Keith Food Services and Sysco Corporation represented the following percentage of our pie sales revenue:

Distributor	March 31, 2008	March 31, 2007
Ben E. Keith Food Services	32%	15%
Sysco Corporation	15%	13%
Total Sales	47%	28%

The Baking Process

All pies are manufactured in our 5,000 square foot leased facility in Boerne, Texas for broad-based distribution. Products are prepared in batches based on customer demand as to specific flavor categories. Each pie is individually handmade and prepared for the baking process. After the baking process is complete, the pies are staged for cooling. Pies are then placed in our walk-in freezer unit to freeze. Once frozen, pies are individually shrink-wrapped and packaged in cases with 2 pies per case. Once packaged, the pies are stored in our freezer or transferred to a third party cold storage facility until removed for sale and distribution to customers.

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

As of March 31, 2008, we purchase our boxes and insulation material for packing from Bates Container in San Antonio, Texas. There is no supplier risk for our packaging materials as there are many other vendors that can provide the same products at a similar price to meet our packaging needs.

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

Delivery

All of our pies are fully-baked, frozen, and packaged to prepare them for delivery. All retail and corporate pies are either picked up by the customer or shipped frozen via FedEx, or other similar carriers, utilizing either one or two-day delivery service, depending on the customer location. Ground delivery to home or business is available for Texas. All other states require standard overnight service in the summer or two day delivery in any other season in order to maintain product quality and freshness.

Wholesale pies are packaged and placed on standard food size shipping pallets for pickup by wholesale distributors. These pies are shipped by refrigerated trucks and stored frozen on the distributor’s premises before being delivered by refrigerated truck to the end-user.

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

Goode Company – Houston, Texas

Royer’s Pies – Round Top, Texas

Wholesale Competition:

Sweet Street Desserts – Reading, Pennsylvania

Lawler’s Desserts – Humble, Texas

Chef Pierre, a division of Sara Lee Food Service – Cincinnati, Ohio

Our goal is to compete by differentiating ourselves in the marketplace and promoting a “value-added” approach. We accomplish this approach by promoting several key elements that we believe set us apart from our competition. One of the most important features of our products is quality. To date, we have competed in the retail markets primarily through word of mouth and by sampling our product at high profile shows/events where our target market is in attendance. We have also initiated some basic internet-based marketing and sales efforts. When marketing our products to our customers, we stress the quality of our products, the fact that they are handmade, and our reputation for customer service. We have been able to communicate this message through the efforts of our sales personnel. We believe our approach to be well received in the marketplace.

In both our wholesale and retail categories, we feel that our price-points are consistent with what we see as our competition in this segment of the dessert market. Because of the relative expense of our products, especially in our wholesale business, we offer value-added services to our distributors’ end-users who may desire to utilize these services. These services include allowing the use of our “Tootie” brand, the education of wait staff by our sales personnel, as well as supplying end-users with point-of-sale materials. We believe the name “Tootie Pie” is catchy and we have found it to help generate interest among customers when mentioned by the end-users’ wait staff.

Intellectual Property

We have filed and obtained a Federal Copyright to protect our Company logo and trade dress. We have also filed and obtained a State Trademark application with the State of Texas to protect the name “Tootie Pie Company.” We have Confidentiality Agreements in place with all current employees protecting our trade secrets, including the recipes for the pies.

Government Regulation

Our food processing facilities and food products are subject to government regulation. We are periodically inspected by the Kendall County Health Department, as well as the Texas Department of Health; who advised us that they are also inspecting on behalf of the U.S. Food and Drug Agency, or USFDA. We have placed the required inspection certificates and reports in areas of plain view, as required. While these agencies do not issue opinions of a pass or fail nature, we were very pleased with the results of their inspections.

Seasonality

The high-end dessert business, and more specifically the pie business, experiences seasonal selling periods. We have completed three such seasons since we started our business. We have experienced large fluctuations in the percentage breakdown between the categories of our business at the various reporting periods during the year. Although our retail and corporate customers purchase our pies throughout the year, the majority of these sales occur during November and December, or our fiscal third quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue also being recorded during our fiscal third quarter. Specifically, 56% of our retail revenue, 93% of our corporate revenue and 48% of our wholesale revenue for the fiscal year ended March 31, 2008 was recorded in our fiscal third quarter.

Employees

As of March 31, 2008, we had fifteen full-time and twenty-seven part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS.

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

WE NEED ADDITIONAL WORKING CAPITAL AND WITHOUT ADEQUATE CAPITAL, WE MAY NOT BE ABLE TO FULFILL OUR BUSINESS PLAN.

Although we believe that we have adequate capital to fund our operations and growth through our fiscal year ended March 31, 2009, we believe we will need additional working capital to fund future operations and growth. However, we may not be able to access the capital we need on terms acceptable to us. If we can access financing, it may involve issuing debt or equity securities that are senior to our outstanding shares. Any issuance of convertible debt or equity securities may dilute the value of our current shares outstanding. If we issue debt securities or take loans from private investors, we may have to agree to certain covenants as a condition of those loans that restrict the manner in which we run our Company. In addition, if we cannot raise additional capital, it is likely that our potential growth will be restricted and we will be forced to scale back or curtail the implementation of our business plan. If we do not raise additional capital, the value of your investment may decrease or become worthless.

WE HAVE A LIMITED OPERATING HISTORY AND, THEREFORE, IT IS DIFFICULT TO EVALUATE OUR CHANCE FOR SUCCESS.

We began operations in September 2005 and we have approximately three years of operating history and experience. We will likely have to enter into new agreements, raise additional capital and pay expenses and general administrative fees to expand our business. As a result, we may be unable to predict with accuracy what our future revenues will be. Because of our limited operating history, we may be unable to accurately predict our operating results in the future. As such, it may be difficult for you to evaluate our business prospects.

WE INITIALLY BEGAN AS A START-UP BUSINESS WITH A SMALL CUSTOMER BASE AND, IF WE DO NOT EXPAND OUR CUSTOMER BASE, WE WILL NOT GENERATE SUFFICIENT REVENUES TO MAKE OUR BUSINESS SUCCESSFUL.

We initially began as a start-up business with a small customer base. While we continue to experience a substantial growth in revenues, we have not yet developed a viable customer base to become profitable. We will have to develop a substantial customer base and generate sufficient revenues to cover our expenses and eventually become profitable. We may not be successful at attracting customers. If we are unsuccessful at generating revenues from customers, our business will likely fail and you may lose some or all of your investment.

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

WE USE THIRD PARTY CARRIERS TO SHIP PIES TO OUR RETAIL AND CORPORATE CUSTOMERS WHICH MAY PASS ON INCREASES IN TRANSPORTATION-RELATED FUEL COST TO OUR CUSTOMERS WHICH COULD DISCOURAGE THEM FROM PURCHASING OUR PRODUCTS.

We have numerous sources for third party carriers, such as FedEx and UPS, to ship our products to our retail and corporate customers. The shipping cost is paid for by the customer. If the price of fuel continues to increase and the carrier chooses to pass on these increases to our customers, it may reduce the number of customers willing to pay the higher shipping cost and negatively impact our results of operations.

CHANGES IN CONSUMER EATING HABITS AS A RESULT OF NEW INFORMATION REGARDING DIET, NUTRITION AND HEALTH COULD IMPACT DEMAND FOR OUR PRODUCT OFFERINGS.

Our success in creating demand for our product offerings is dependent on our ability to continue to accurately predict consumer taste preferences, and adapt our product offerings to trends in food consumption. If consumer eating habits change significantly, and we are unable to respond with appropriate product offerings, it could materially affect demand for our product offerings resulting in a decrease in our customer base and an adverse impact on our results of operations.

INFLATION AND OTHER MARKET CONDITIONS MAY INCREASE OUR OPERATING EXPENSES.

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy, insurance (including health, liability and workers compensation), and other supplies and services. To the extent that price increases cannot be passed along to our customers, those increases could impact our financial results.

There can be no assurance that future supplies and costs for the commodities that we purchase will not fluctuate due to weather and other market conditions outside of our control. In addition, our suppliers may be affected by higher costs to produce and transport commodities used in our manufacturing facilities, higher minimum wage and benefit standards, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us.

WE RELY ON TWO CUSTOMERS FOR THE MAJORITY OF OUR WHOLESALE BUSINESS, BEN E. KEITH FOOD SERVICES AND SYSCO CORPORATION, AND IF WE LOSE THESE CUSTOMERS OUR REVENUES WILL LIKELY DECLINE.

As of March 31, 2008, our two largest wholesale customers are Ben E. Keith Food Services and Sysco Corporation. Ben E. Keith Food Services is a customer through their Ben E. Keith Food Services San Antonio, Dallas/Fort Worth, Oklahoma City, Amarillo, Albuquerque, and Little Rock locations. Sysco Corporation is a customer through their Sysco Food Services of San Antonio, Austin, and Houston locations. For the twelve month period ended March 31, 2008, Ben E. Keith Food Services and Sysco Corporation combined for 47% of our overall pie sales, 32% and 15% respectively. These food distributors buy our products for resale to their customers. The loss of business from either of these food distributors could have a negative impact on our ability to grow our wholesale business, which we expect to be a significant part of our sales growth.

WE DEPEND ON THE EXPERIENCE OF OUR EXISTING MANAGEMENT TEAM AND THE LOSS OF ANY ONE OF OUR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER OR VICE PRESIDENT OF CORPORATE DEVELOPMENT WILL AFFECT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

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

IF WE DO NOT MANAGE OUR GROWTH, WE MAY NOT BE SUCCESSFUL.

We are currently an early-stage company. In order to become profitable, we will need to substantially grow our business. Our growth is expected to place a significant strain on our managerial, operational, and financial resources. Further, as we receive orders, we will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of our further growth or in the number of our orders. Our systems, procedures, and controls may not be adequate to support our operations and we may not be able to achieve the rapid execution necessary to successfully offer our products and implement our business plan. Our future operating results will also depend on our ability to add additional personnel commensurate with the growth of our business. If we are unable to manage growth effectively, our business, results of operations, and financial condition may deteriorate and our business may fail. As a result, you may lose some or all of your investment.

IF WE DO NOT PROTECT OUR TRADEMARKS AND OTHER INTELLECTUAL PROPERTY, WE MAY FIND IT HARDER TO COMPETE IN THE MARKETPLACE.

We rely on trademarks, copyrights, domain names, trade dress, and trade secrets to market our products and develop our business. We have filed and obtained a Federal Copyright to protect our Company logo and trade dress. We have also filed and obtained a State Trademark application with the State of Texas to protect the name “Tootie Pie Company.” When we purchased some of the assets associated with Tootie Pie Company, Inc., including the name and recipes, we believed the Tootie Pie brand image would allow us to more effectively market our products. We cannot be sure that our interests in these intellectual property rights will be completely protected. It is possible that our rights in this intellectual property will be invalidated, circumvented or challenged in the future. If our rights are challenged, we will likely have to expend significant resources to protect them and we may not have sufficient resources to adequately defend our rights. If we do not protect our intellectual property, we will have to develop new branding for our products which could substantially increase our costs and such branding may not be accepted by consumers. Our failure to successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results, and financial condition. We have Confidentiality Agreements in place with all current employees protecting our trade secrets, including the recipes for the pies.

WE FACE INTENSE COMPETITION, AND IF WE ARE NOT SUCCESSFUL IN MARKETING OUR PRODUCTS, OUR BUSINESS COULD FAIL.

The “high end” dessert market is highly competitive. We currently use two forms of distribution to our customers. The retail and corporate market of our business is served via third party shipper delivery, while foodservice distributors serve our wholesale market. We compete on a national level with our retail business, shipping pies throughout the United States utilizing third party shipping carriers such as FedEx and UPS.

Our primary challenge in our retail market is the size and scope of servicing customers on a national level. There are many companies marketing and shipping “high end” dessert offerings throughout the United States. We believe to complete effectively, we will have to expend significant funds to build our brand and market our products. Our foodservice distribution for our wholesale market is provided by local, regional, and national distributors that carry many different products and brands. We currently cover the greater Texas region, Oklahoma, Kansas, Missouri, Louisiana, New Mexico, Colorado, Tennessee, Mississippi, and Arkansas with these distributors. While we feel there is a market for the “high end, handmade” pies our Company provides, we are competing against numerous well-established companies with significant resources that market quality dessert products. Our challenge will be our ability to compete successfully against the competitive pressures the large competitors present, including possible downward pressure on the prices we charge for our products that could reduce our revenues or increase our costs, or both. Working through our foodservice distributors will also require significant investment and marketing support in order to further expand our wholesale distribution. If we are unable to compete in the market for “high end” dessert products, we may not have sufficient revenues to become, or remain, profitable.

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

ITEM 2. PROPERTIES.

As of March 31, 2008, our headquarters and operations were housed in approximately 5,000 square feet of leased office/warehouse space in Boerne, Texas. The lease expires in August 2008 and calls for annual rent of approximately $35,000. In addition to the rent, we pay the real estate taxes and insurance on the building which totaled approximately $5,000 and $3,000, respectively, for the twelve month period ended March 31, 2008. As of June 24, 2008, we have not executed an extension to our leased facility. While we believe our existing facilities will be adequate to meet our anticipated needs for the next year, we are currently evaluating our facility requirements to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission in 2006 and it was declared effective on January 8, 2007. Active trading of our stock commenced on April 9, 2007 on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “TOOT.”

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported on the OTCBB since our stock became actively traded. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended March 31, 2008	High	Low
Quarter ended June 30, 2007 *	$ 1.50	$ 0.65
Quarter ended September 30, 2007	$ 1.15	$ 0.55
Quarter ended December 31, 2007	$ 1.00	$ 0.71
Quarter ended March 31, 2008	$ 1.01	$ 0.65

*

From April 9, 2007 through June 27, 2007.

Holders

As of June 24, 2008, 9,002,875 shares of our common stock are issued and outstanding. As of June 24, 2008, there were approximately 125 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future. Instead, we intend to reinvest our earnings into our Company, if any.

Recent Sales of Unregistered Securities

On March 31, 2008, we issued 20,000 shares of our common stock to Friedland Investments Events in exchange for Investor Relations services rendered valued at $16,000.

With respect to the issuance of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this annual report on Form 10-K.

Overview

On June 16, 2005, we incorporated in the State of Nevada. On September 9, 2005, we purchased the rights, recipes, customer lists, and certain equipment of a sole proprietor located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000. Our fiscal year end is March 31. Our financial statements ended March 31, 2007 and March 31, 2008 represent our first two full fiscal years of operation.

Business Trends

We manufacture, market and sell “high end” pies. We have three sales channels; retail, corporate and wholesale, that each focuses on a different customer base.

Our retail market is comprised of individual consumers through in-store sales at our Boerne storefront, orders via telephone and internet orders from our website.

Our corporate market is comprised of businesses that purchase our pies for gifts, events and/or personal use. Our corporate sales program provides a convenient and cost effective way for our corporate clients to promote their company through customer and employee appreciation programs. Our corporate customers range in size from small businesses to large corporations. We believe this market will continue to play a key role in our future growth because our current corporate customers send our pies to their contacts and employees. We believe that once those end-recipients sample the quality of our pies, they may become our future customers.

Our wholesale market is comprised of regional and national broadline foodservice distributors who purchase our products and then resell them to their customers. We started the fiscal year selling to the following distributors:

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

Martin Preferred Foods – Houston

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

To assist us in covering the markets mentioned above we have hired Hanks Brokerage Company. Hanks Brokerage is a foodservice broker, responsible for soliciting orders, introducing new products at our request and maintaining contact with certain accounts. In addition, Hanks Brokerage will transmit all information to us relating to competitive pricing, promotion and advertising bearing on our products and attend trade shows relating to the food trade within its territory.

We manage our production of finished inventory by maintaining an established minimum level of inventory by product type. We believe this provides us the necessary lead time to produce inventory based on demand. To manage our inventory for the seasonality of our retail, corporate, and wholesale sales, we analyze our current production capacity and based on this capacity and projected sales volumes, we build up our inventory of pies to meet the anticipated demand. For the 2008 holiday season, we began the inventory buildup in February 2008 and intend to continue through December 2008. Based on our updated sales forecast, which includes actual corporate sales orders, we will adjust our production levels to meet the demand. In the event we over-produce inventory for the holiday season, we will reduce inventory production and sell the excess inventory to wholesale and retail customers after the holiday season.

Critical Accounting Policies and Estimates

General: Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Revenue Recognition: Revenue is recognized when the following four criteria have been met: the product has been shipped and we have no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. Our products may be shipped from either production or third party storage facilities to customers. Deductions from sales for discounts are recorded as reductions of revenues and are provided for at the time of initial sale of product.

Share-Based Compensation: FASB published SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires that we recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We must measure that cost based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

This Statement requires us to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period we require our employee to provide services for the award.

Effective January 14, 2008, our Board of Directors approved the adoption of the Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan.

Recent Accounting Pronouncements

In June 2006, FASB issued its Interpretation No. 48, “Accounting for Uncertain Tax Positions,” which is an interpretation to FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation requires an enterprise to recognize its best estimate of the impact of a tax position only if that position is probable of being sustained on audit by the IRS. In evaluating whether the probable recognition threshold has been met, this Interpretation requires the presumption that the tax position will be valuated during an audit by taxing authorities. The term “probable” issued in this proposed Interpretation, consistent with its use in FASB Statement No. 5, “Accounting for Contingencies,” means “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). FIN 48 was effective for our Company on April 1, 2007 and did not have a significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any circumstances. In February 2008, the FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). SFAS No. 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have completed our initial evaluation of the impact of SFAS No. 157 as it relates to our financial assets and liabilities and determined that its adoption is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We do not expect the adoption of SFAS No. 159 to have a significant impact on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at the time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not believe that the implementation of SFAS 160 will have any effect on our financial statements as we currently do not have any subsidiaries.

Results of Operations

Comparison of the Year Ended March 31, 2008 to the Year Ended March 31, 2007

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate, and wholesale markets. Revenues for the twelve months ended March 31, 2008 increased 132% to $1,420,029 from $611,495 for the twelve months ended March 31, 2007. The increases from the prior year period were primarily attributable to the increase in revenues generated from a volume increase in pie sales to our existing and new retail, corporate and wholesale distributor customers due to increased transaction volume as well as opening new distributor territories.

The 132% increase in revenues for the twelve months ended March 31, 2008 is detailed in the following table.

Category	Year Ended March 31, 2008	Year Ended March 31, 2007	$ Increase	% Increase
Retail	$291,590	$165,379	$126,211	76%
Corporate	242,163	124,361	117,802	95%
Wholesale	714,131	233,124	481,007	206%
Packaging/Shipping Reimbursements	172,145	88,631	83,514	94%
Net Sales	$1,420,029	$611,495	$808,534	132%

For the periods reported below, our customers were in the following categories:

Category	Year Ended March 31, 2008	Year Ended March 31, 2007
Retail	24%	31%
Corporate	20%	24%
Wholesale	56%	45%
Totals	100%	100%

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales are during November and December, or our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue recorded during our third fiscal quarter. Specifically, 56% of our retail revenue, 93% of our corporate revenue and 48% of our wholesale revenue for the fiscal year ended March 31, 2008 was recorded in our fiscal third quarter.

As of March 31, 2008, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation. For the twelve month period ended March 31, 2008, Ben E. Keith Food Services and Sysco Corporation combined for 47% of our overall pie sales, 32% and 15% respectively.

Costs of Sales:

Cost of sales includes raw materials, direct labor, cooking and cleaning supplies, and factory overhead. Cost of sales was $510,504 for the twelve months ended March 31, 2008 compared to $322,051 for the twelve months ended March 31, 2007. The increase from the prior year was due primarily to the increase in pie sales volume to our existing and new retail, corporate and wholesale customers.

Cost of sales, as a percentage of net sales, was 36% for the twelve month period ended March 31, 2008 compared to 53% for the twelve month period ended March 31, 2007. The 17 percentage point improvement in our cost of sales as a percentage of net sales for the twelve month period ended March 31, 2008 is attributable to our fixed cost of manufacturing being spread over an increased number of units sold and improvements in manufacturing efficiencies. The result is a reduced overall cost per unit produced and sold.

Gross Margin:

Gross margin after depreciation was 64% for the twelve month period ended March 31, 2008 compared to 47% for the twelve month period ended March 31, 2007. The 17 percentage point improvement for the twelve months ended March 31, 2008 in our gross margin is directly related to the improvement in our cost of sales percentage. The result is higher gross profit for each unit sold. We expect the gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $1,469,749 for the twelve month period ended March 31, 2008, from $746,361 for the twelve month period ended March 31, 2007. Growth in our selling, general and administrative expenses is a result of the high degree of growth in our unit sales and revenues. Our selling, general and administrative expenses have increased to generate and support this growth. The increase in selling expenses from the prior year period were principally due to managing growth in unit sales, market territories, shipping and packaging expenses, foodshow fees and increases in customer support capabilities including hiring additional personnel. The primary causes of the increase in general and administrative expenses from the prior year period were principally derived from hiring additional personnel and expenses incurred related to being a public company.

Non-Operating Items:

Other income increased to $26,727 for the twelve month period ended March 31, 2008 from $9,020 for the twelve month period ended March 31, 2007. The increase from the prior period was primarily attributable to higher interest income earned in the twelve month period ended March 31, 2008 compared to the twelve month period ended March 31, 2007.

Net Loss:

Net loss increased to $533,497 for the twelve months ended March 31, 2008 from $447,897 for the twelve months ended March 31, 2007. The net loss increase for the twelve months ended March 31, 2008 is attributable to the items discussed above.

Liquidity and Capital Resources

Since our inception to March 31, 2008, we have raised working capital of $790,000, net of offering costs, from the sale of our common stock under a private placement of securities. From April 17, 2007 through June 24, 2008, we raised an additional $1,493,500 of working capital from the exercise of 2,987,000 warrants pursuant to the call of the Class A warrants as further described below. The amount of working capital that we require depends on several factors, including, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with future expansion of our manufacturing and customer support capabilities, and our operating results.

On January 8, 2007, the Securities and Exchange Commission declared our registration statement on Form SB-2 effective. The registration statement registered 11,901,800 shares of our common stock. On April 9, 2007 our common stock commenced trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “TOOT.”

As part of the 11,901,800 shares registered, 5,974,000 shares of common stock may be issued if all of our outstanding warrants are exercised. We had two classes of warrants, Class A and Class B. The Class A warrants had an exercise price of $0.50 per share. As of March 31, 2008, we sold 2,881,160 shares of the 2,987,000 shares of our common stock potentially issuable upon exercise of our Class A warrants. The Class B warrants have an exercise price of $1.00 per share. As of March 31, 2008, none of the Class B warrants had been exercised and therefore we could issue up to 2,987,000 shares of our common stock upon exercise of our Class B warrants. The Class B warrants expire on June 30, 2008 and we currently have no plans to modify or extend these terms.

On April 17, 2007, we called the Class A warrants representing 2,987,000 shares of our common stock issuable under the call feature of the warrants. This feature allowed us to call the Class A warrants if our common stock reached a trading price equal to or greater than $0.75 per share. As of June 24, 2008, we have sold all of the Class A warrants representing 2,987,000 shares for $1,493,500 as a result of the warrant call. It is probable that the remaining 2,987,000 shares underlying the Class B warrants will expire and never be exercised. Any additional proceeds we receive from the exercise of the Class B warrants will be used as working capital.

We believe our current working capital will be adequate to fund our operations and growth through our fiscal year ended March 31, 2009. In the event our current working capital is not adequate to fund our operations and growth and we do not receive any additional proceeds from the exercise of the remaining warrants, we will need to seek alternative sources of working capital. Potential sources of such working capital could include senior debt facilities, new lines of credit, or additional sales of our securities. If we raise funds through our investors exercising their remaining warrants or the sale of other securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2008, we had $1,028,086 of cash and cash equivalents, compared to $138,171 of cash and cash equivalents at March 31, 2007. Our current assets at March 31, 2008, were $1,264,158 compared to $185,145 at March 31, 2007. Our current liabilities at March 31, 2008, were $85,178 compared to $46,428 at March 31, 2007.

Net cash used in operating activities was $481,166 for the twelve months ended March 31, 2008 and $296,843 for the twelve months ended March 31, 2007. Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities.

Net cash used in investing activities was $58,499 for the twelve months ended March 31, 2008 and $43,139 for the twelve months ended March 31, 2007. These investing activities primarily reflected capital expenditures to develop new software for our website including integrating our website into our accounting and order fulfillment systems and purchasing new manufacturing equipment.

Net cash provided by financing activities of $1,429,580 for the twelve months ended March 31, 2008 represented proceeds from the issuance of common stock from the exercise of the Class A warrants. Net cash provided by financing activities of $295,650 for the twelve months ended March 31, 2007 represented proceeds from the issuance of common stock under a private placement of securities.

Adjustment for non-cash items:

Adjusted for non-cash items, net loss for the twelve months ended March 31, 2008 was $533,497 compared to a net loss before non-cash items of $332,990 for the twelve months ended March 31, 2008. Adjusted for non-cash items, net loss for the twelve months ended March 31, 2007 was $447,897 compared to a net loss before non-cash items of $298,079 for the period ended March 31, 2007. Non-cash items include depreciation, amortization and non-cash stock compensation expense. Additional non-cash items reported during the fiscal year ended March 31, 2008 include the loss on the remaining book value of our original website software. The remaining value was expensed when we placed our new website software into service.

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

Adjustment for non-cash items	Year Ended March 31, 2008	Year Ended March 31, 2007
Net Loss (including non-cash items)	$(533,497)	$(447,897)
Excluding non-cash items:
Add:
Depreciation and amortization	65,428	53,958
Non-cash stock compensation expense	134,523	96,360
Minus:
(Gain)/Loss on sale of fixed assets	556	(500)
Net Income/(Loss) before non-cash items	$(332,990)	$(298,079)

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tootie Pie Company, Inc.

Boerne, Texas

We have audited the balance sheets of Tootie Pie Company, Inc. (the “Company”) as of March 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tootie Pie Company, Inc., as of March 31, 2008 and 2007, and the results of its operations, changes in stockholders’ equity, and cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective April 1, 2006 the Company changed its method of accounting for stock-based compensation.

/s/ Akin, Doherty, Klein & Feuge, P.C.
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
Dated: June 25, 2008

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	March 31, 2008	March 31, 2007
ASSETS
Current Assets:
Cash and equivalents	$1,028,086	$138,171
Accounts receivable, trade	19,666	9,565
Inventory	184,854	23,337
Other current assets	31,552	14,072
Total current assets	1,264,158	185,145
Fixed Assets:
Furniture and equipment	168,235	115,916
Leasehold improvements	34,318	30,137
Building	7,000	7,000
Total fixed assets	209,553	153,053
Less accumulated depreciation	(74,665)	(37,965)
Net fixed assets	134,888	115,088
Other Assets:
Intangible assets, net	120,512	147,797
Deposits and other	3,000	3,550
Total other assets	123,512	151,347
Total Assets	$1,522,558	$451,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$33,373	$24,662
Accounts payable, employees	10,968	2,305
Accrued expenses	40,837	19,461
Total current liabilities	85,178	46,428
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 99,900,000 shares, 8,875,035 and 5,960,200 issued and outstanding	8,875	5,960
Additional paid-in-capital	2,686,910	1,124,100
Retained earnings (deficit)	(1,258,405)	(724,908)
Total stockholders’ equity	1,437,380	405,152
Total Liabilities and Stockholders’ Equity	$1,522,558	$451,580

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year Ended March 31, 2008	Year Ended March 31, 2007
Sales, net	$1,420,029	$611,495
Cost of goods sold	510,504	322,051
Gross profit	909,525	289,444
Operating Expenses:
General and administrative expense	686,478	381,370
Selling expense	783,271	364,991
Total operating expenses	1,469,749	746,361
Operating Income (Loss)	(560,224)	(456,917)
Other Income:
Interest income	27,056	8,520
Gain (Loss) on Sale of Assets	(556)	500
Other Income	227	—
Total other income, net	26,727	9,020
Loss before income taxes	(533,497)	(447,897)
Income taxes	—	—
Net Loss	$(533,497)	$(447,897)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.07)	$(0.08)
Weighted average common shares outstanding, basic and diluted	7,920,001	5,700,613

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Common Stock
	Shares	Amount
Balance at March 31, 2006	4,992,800	$4,993	$733,057	$(277,011)	$461,039
Common stock issuances:
Private placement, net of offering costs of $-0-	915,000	915	294,735	—	295,650
Common stock for services	52,400	52	20,908	—	20,960
Stock options issued for services	—	—	75,400	—	75,400
Net (loss) for the year	—	—	—	(447,897)	(447,897)
Balance at March 31, 2007	5,960,200	5,960	1,124,100	(724,908)	405,152
Common stock issuances:
Proceeds from exercise of warrants, net of offering costs of $-0-	2,859,160	2,859	1,426,721	—	1,429,580
Common stock for services	55,675	56	48,190	—	48,246
Stock options issued for services	—	—	87,899	—	87,899
Net (loss) for the year	—	—	—	(533,497)	(533,497)
Balance at March 31, 2008	8,875,035	$8,875	$2,686,910	$(1,258,405)	$1,437,380

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2008	Year Ended March 31, 2007
Operating Activities
Net loss	$(533,497)	$(447,897)
Adjustments to reconcile net loss
to net cash (used) by operating activities:
Depreciation	38,143	26,621
Amortization	27,285	27,337
(Gain)/loss on sale of fixed assets	556	(500)
Common stock issued for services	46,624	20,960
Stock options issued for services	87,899	75,400
Changes in operating assets and liabilities:
Accounts receivable	(10,101)	3,292
Inventory	(161,517)	(9,096)
Other assets	(15,308)	(6,011)
Accounts payable and accrued expenses	38,750	13,051
Net Cash (Used) by Operating Activities	(481,166)	(296,843)
Investing Activities
Purchases of fixed assets	(58,499)	(44,639)
Proceeds from sale of fixed assets	—	1,500
Net Cash (Used) by Investing Activities	(58,499)	(43,139)
Financing Activities
Issuances of common stock, net of offering costs	1,429,580	295,650
Net Cash Provided by Financing Activities	1,429,580	295,650
Net Change in Cash	889,915	(44,332)
Cash at beginning of period	138,171	182,503
Cash at End of Period	$1,028,086	$138,171
Supplemental Disclosures
Interest paid in cash	$—	$—
Income taxes paid in cash	—	—
Non-cash Activities:
Issuance of common stock for services	46,624	20,960
Issuance of stock options for services	87,899	75,400

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTON OF BUSINESS AND SIGNFICANT ACCOUNTING POLICIES

Nature of Business: Tootie Pie Company, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 16, 2005 and commenced its formal operations on September 9, 2005. The Company is engaged in one business market, the development, production and marketing of “high end” desserts through retail, corporate and wholesale channels from its manufacturing and corporate office facilities in Boerne, Texas.

Reporting Period: The reporting periods of Tootie Pie Company, Inc. in these financial statements are for the years ended March 31, 2008 and 2007. The Company operates on a March 31 fiscal year end.

Cash and Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable: Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $-0- at March 31, 2008 and 2007. The allowance for doubtful accounts is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Inventories: Inventories are stated at the lower of cost (which is determined on a first-in, first-out basis) or market and consists of raw materials, packaging materials and finished goods. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. A reserve for obsolete inventories was not required at March 31, 2008 and 2007.

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

Intangible Assets: Intangible assets consist primarily of recipes (see Note 2), and are being amortized straight-line over 7 years. Accumulated amortization totaled $70,488 at March 31, 2008 and $43,202 at March 31, 2007. The Company periodically reviews, on at least an annual basis, the carrying value of its intangible and long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the fair value of intangible and long-lived assets, determined based upon the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Income Taxes: The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company is subject to the Texas margin tax effective April 1, 2007.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGIFINANT ACCOUNTING POLICIES - continued

Revenue Recognition: Revenue is recognized when goods are shipped from production or third party storage facilities to customers. Revenue is recognized when the following four criteria have been met: the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. Deductions from sales for discounts are recorded as reductions of revenues and are provided for at the time of initial sale of product. Sales taxes when billed are reported directly as a liability to the taxing authority, and not included in revenues.

Advertising Costs: The cost of advertising is expensed as incurred. The Company incurred advertising expense of approximately $17,000 for the year ended March 31, 2008 and $29,000 for the year ended March 31, 2007.

Product Development Costs: Cost of new product development and product redesign are charged to expense as incurred.

Shipping and Handling Costs: Revenue received from shipping and handling fees of $161,875 for the year ended March 31, 2008 and $80,546 for the year ended March 31, 2007 is reflected in sales. Costs associated with shipping product to customers is included in selling expenses and totaled $154,140 for the year ended March 31, 2008 and $69,098 for the year ended March 31, 2007.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and equivalents and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts insured by the FDIC. At March 31, 2008, the Company had cash balances in excess of the FDIC limit of $1,028,086, all of which is invested in a low risk money market fund. The fund only invests in instruments with maturities of sixty days or less, with a current weighted average maturity of 21 days as of May 31, 2008, and a Standard and Poor’s rating of AAAm. Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base consists of retail, corporate and wholesale buyers which are geographically dispersed. For the year ended March 31, 2008, the Company’s two primary wholesale customers represented 32% and 15% of pie sales revenue. The Company has recorded no bad debt expenses during the fiscal year ended March 31, 2008 or the fiscal year ended March 31, 2007.

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

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGIFINANT ACCOUNTING POLICIES - continued

Share-Based Compensation: On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for its prior period.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards as of April 1, 2006. The Company’s financial statements for the year ended March 31, 2008 and March 31, 2007 reflects the impact of SFAS 123(R). The impact to the Company for adopting SFAS 123(R) in the year ended March 31, 2007 was compensation cost of $75,400 and for the year ended March 31, 2008 was $87,899.

New Accounting Pronouncements: In June 2006, FASB issued its Interpretation No. 48, “Accounting for Uncertain Tax Positions,” which is an interpretation to FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation requires an enterprise to recognize its best estimate of the impact of a tax position only if that position is probable of being sustained on audit by the IRS. In evaluating whether the probable recognition threshold has been met, this Interpretation requires the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this Interpretation consistent with its use in FASB Statement No. 5, “Accounting for Contingencies,” to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). The Interpretation is effective for fiscal years beginning after December 15, 2006. FIN 48 was effective for the Company on April 1, 2007, and did not have a significant impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any circumstances. In February 2008, the FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). SFAS No. 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company has completed its initial evaluation of the impact of SFAS No. 157 as it relates to its financial assets and liabilities and determined that its adoption is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company does not expect the adoption of SFAS No. 159 to have a significant impact on its financial position, results of operations or liquidity.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGIFINANT ACCOUNTING POLICIES - continued

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at the time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the implementation of SFAS 160 will have any effect on its financial statements as it currently does not have any subsidiaries.

NOTE 2 – PURCHASE OF CERTAIN ASSETS

On September 9, 2005, the Company purchased the rights, recipes, customer lists, and certain equipment of a sole proprietor located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000. The $200,000 purchase price was allocated to the following assets acquired:

Plant and equipment	$9,000
Intangible asset - recipes	191,000
$200,000

The remaining amortization expenses related to the intangible asset will be incurred as follows:

Year Ending March 31,
2009	27,286
2010	27,286
2011	27,286
2012	27,286
2013	11,418

NOTE 3 – INVENTORIES

Inventories consist of the following at March 31:

	2008	2007
Raw materials	$26,127	$6,572
Packaging materials	6,672	7,800
Finished goods	152,055	8,965
Total Inventories	$184,854	$23,337

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock Options: The Company periodically grants non-qualified stock options to directors and officers.

Pro forma information regarding net income (loss) and earnings (loss) per share is included in Note 1 as required by SFAS No. 123(R) and uses the Black-Scholes option pricing model. The fair value for these options was estimated at the date of grant with the following weighted-average assumptions for the period ended March 31:

	2008	2007
Risk-free interest rate	2.73%	4.44%
Expected dividend yield	0%	0%
Expected volatility of common stock	47%	50%
Expected weighted-average life of option	10 years	10 years

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

A summary of the status of the Company’s non-plan and plan options is as follows:

	Year Ended March 31, 2008		Year Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the Beginning of period	490,000	$0.29	200,000	$0.12
Granted	251,000	$0.89	290,000	$0.40
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Outstanding at the end of period	741,000	$0.49	490,000	$0.29
Aggregate intrinsic value, end of year	$303,810		N/A

Options exercisable at end of period	711,000	$0.48	490,000	$0.29
Aggregate intrinsic value, end of year	$298,620		N/A

Weighted Average fair value of options granted during the year	$0.39		0.26

Weighted average contractual life remaining at year-end		8.9 yrs.		9.5 yrs.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

Stock Warrants: The following is a summary of the warrants outstanding at March 31, 2008:

Purpose of Warrants	Number of Shares	Range of Prices	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life
Issued with private placements	105,840	$ 0.50	$ 0.50	0.17 yrs.
Issued with private placements	2,987,000	1.00	1.00	0.25 yrs.

On April 17, 2007, the Company called the Class A warrants representing 2,987,000 shares of the Company’s common stock issuable under the call feature of the warrants. This feature allowed the Company to call the Class A warrants if its common stock reached a trading price equal to or greater than $0.75 per share. As of June 24, 2008, the Company has sold all of the Class A warrants representing 2,987,000 shares for $1,493,500 as a result of the warrant call. It is probable that the remaining 2,987,000 shares underlying the Class B warrants will expire and never be exercised. Any additional proceeds the Company receives from the exercise of the Class B warrants will be used as working capital.

Preferred Stock: The Company has authorized 100,000 shares of $0.001 par value preferred stock, none of which are issued or outstanding at March 31, 2008. Voting powers, designations, preferences, and qualifications have not been set by the Board of Directors.

NOTE 5 – INCOME TAXES

The reconciliation of income tax computed at the U.S. federal statutory tax rates to total income tax is as follows for the fiscal years ended March 31:

	2008	2007
Tax (benefit) at statutory rate, 34%	$(181,000)	$(152,000)
Change in valuation allowance	181,000	95,880
Permanent differences	—	32,762
Other items	—	23,358
Income tax expense	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at March 31:

	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforward	$263,000	$117,000
Stock compensation expense	100,000	65,000
Total deferred tax assets	363,000	182,000
Less valuation allowance	(363,000)	(182,000)
Net deferred tax asset recorded	$—	$—

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

The Company’s tax net operating loss carryforward of approximately $773,000 (net benefit at 34% of 263,000) expires from 2026 to 2028.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2008 and 2007.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following reconciles the components of the earnings (loss) per share (EPS) computation.

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Period Ended March 31, 2008
Basic EPS:
Net income (loss)	$(533,497)	7,920,001	$(0.07)
Effect of dilutive options	—	—	—
Dilutive EPS	$(533,497)	7,920,001	$(0.07)

Period Ended March 31, 2007
Basic EPS:
Net income (loss)	$(447,897)	5,700,613	$(0.08)
Effect of dilutive options	—	—	—
Dilutive EPS	$(447,897)	5,700,613	$(0.08)

NOTE 7 – COMMITMENTS

Operating Leases: The Company has entered into a certain building operating lease expiring in August 2008. Minimum rental expense was approximately $33,000 for the fiscal years ended March 31, 2008 and 2007. Future minimum annual lease payments are as follow:

Year Ending March 31,
2009	$ 15,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

2.

provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of our Company are being made only in accordance with authorizations of our management and our directors; and

3.

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes In Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of March 31, 2008, of our executive officers and directors. Members of the board are elected and serve for three year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Don L. Merrill, Jr.	49	President, Chief Executive Officer and Director
David Patterson	53	Treasurer and Chief Financial Officer
Jeff Bailey	30	Secretary and Vice President of Corporate Development
Raymond G. Armstrong, M.D. (1)	75	Director
Christopher Keese	40	Director

(1)

Dr. Armstrong is the father-in-law of Mr. Merrill

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Don L. Merrill, Jr. has been our Chief Executive Officer and a director since our inception in June 2005. Mr. Merrill has over twenty years experience in capital markets, where he began his career with Merrill Lynch in 1983. In May 1989, Mr. Merrill left Merrill Lynch and began consulting directly with primarily early stage companies until September 2005 when he joined our Company. Mr. Merrill has provided his expertise on a consulting basis to companies in many business sectors, including specialty retail, telecommunications, financial services, and high tech communications, for close to twenty years. Mr. Merrill has evaluated many young companies and provided his expertise in raising both public and private equity. Mr. Merrill holds a Bachelor’s Degree in Advertising from the University of Texas at Austin, Texas.

David Patterson has been our Chief Financial Officer since our inception in June 2005. As a Certified Public Accountant, Mr. Patterson has twenty plus years experience in a variety of industries including public accounting, oil and gas, commercial banking, not-for-profit, foodservice brokerage, and other consulting related experience. He has served as an auditor with Touche Ross, an accounting supervisor for Tesoro Petroleum, a senior loan and asset manager for Gill Savings, and a senior loan workout officer and head of the commercial real estate department of Fleet Bank-New Hampshire. From May 2000 to December 2003, Mr. Patterson served as a Founding Partner and Chief Financial Officer of Guardian Food Service Systems. Mr. Patterson served as an accounting and financial consultant from January 2004 to August 2005. While serving as an accounting and financial consultant, Mr. Patterson served as a Sarbanes-Oxley Team Leader on a project for Baker Hughes, an international oil and gas services company based in Houston, Texas. Mr. Patterson holds a Bachelor of Business Administration Degree in Accounting from Texas State University.

Jeff Bailey has been our Vice President of Corporate Development since our inception in June 2005. In this role, Mr. Bailey manages and participates in our daily operation with a focus on sales, marketing, and distribution efforts. Mr. Bailey previously worked with JP Morgan Chase Bank in San Antonio, from May 2001 to August 2005, where he was involved in underwriting and extending credit to companies in numerous industries ranging from $10 million to $1 billion in revenues. His roles involved research, financial analysis, and presentation skills coupled with client support and marketing efforts. With these responsibilities, Mr. Bailey assisted companies in securing financing for capital improvements, acquisitions, and working capital needs. Mr. Bailey holds a Bachelor Degree in Agricultural Systems Management from Texas A&M University.

Christopher W. Keese has served as a director on our Board since May 31, 2006. Mr. Keese has a background in finance and banking. Currently, Mr. Keese is owner of Lariat Motors, a retail vehicle operation in San Antonio, Texas, where he has worked since March 2008. Prior to forming Lariat Motors, Mr. Keese worked as a banker for Wells Fargo Bank, in San Antonio, Texas, from May 2005 until March 2008. Mr. Keese worked as the Finance Manager for Dodge Superstore in San Antonio, Texas from September 2004 to April 2005, as a mortgage banker with Executive Mortgage from April 2002 until August 2004, and as the owner/operator of Antler Auto from February 1996 until April 2002. He has hired, developed, and managed key sales personnel, emphasizing referral relationships through enhanced marketing strategies, while introducing cross-selling capabilities for the sales personnel. He has been involved in start-up operations where he provided key income and credit analysis, established business lines of credit, and managed cash flow. Mr. Keese is the grandson of Ruby Lorraine “Tootie” Feagan and the son of Bobbie Keese, our Vice President of Baking Operations.

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

Compliance with Section 16(a) of the Exchange Act

We do not have any securities registered under Section 12 of the Exchange Act, as amended. Accordingly, our directors, executive officers, and stockholders beneficially owning more than 10% of our common stock are not required to comply with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

As of June 24, 2008, we have not adopted a code of ethics. Our Company is a small start-up company and we have not had the resources to document in writing all of our policies. Our Board of Directors currently is in the process of adopting a code of ethics that applies to our Principal Executive Officer, Principal Financial and Accounting Officer, Board of Directors and to all of our staff. While we do not have a formal code of ethics in place, we believe that our Company follows an ethical code in practice.

Procedure for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2008 Annual Meeting of Stockholders should be provided to our corporate secretary. The recommended candidate should be submitted to us in writing addressed to 129 Industrial Drive, Boerne, Texas, 78006. The recommendation should include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

Audit Committee and Audit Committee Financial Expert

The Board of Directors has not designated a separate audit committee and the functions of such committee are conducted by the entire Board, whose members are named above. We do not have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. At the present time, we do not believe the services of a financial expert are warranted. We believe that each member of our Board is financially literate and possesses sufficient experience, both professionally and by virtue of his service on our Board, to be fully capable of discharging his duties as a member of our Board performing audit committee functions. However, none of the members of our Board has a professional background in accounting or “preparing, auditing, analyzing or evaluating financial statements.” If our Board determines that it requires additional financial expertise, it will either engage professional advisers or seek to recruit a member who would qualify as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

The following table presents the compensation information during the fiscal years ended March 31, 2008 and March 31, 2007 for our Principal Executive Officer and our Principal Financial Officer. We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table for Fiscal Years Ended March 31, 2008 and 2007

Name and Principal Position (a)	Year Ended March 31, (b)	Salary ($) (c)	Options Awards (1) ($) (f)	All Other Compensation ($) (i)	Total ($) (j)
Don L. Merrill, Jr.	2008	76,292	29,250	-0-	105,542
Principal Executive Officer	2007	47,500	39,000	-0-	86,500

David Patterson	2008	66,292	19,500	-0-	85,792
Principal Financial Officer	2007	50,000	13,000	-0-	63,000

(1)

The amounts in this column were valued at the amount recognized for financial reporting purposes for the fair value of stock options granted in accordance with SFAS 123R.

NARATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

As of the date of this report, we do not have any written employment agreements with either of our named executive officers. Mr. Merrill’s current annual salary is $83,000 and Mr. Patterson’s current annual salary is $73,000.

As of June 24, 2008, we have issued compensation in the form of stock options to our named executive officers as disclosed in the Summary Compensation Table, however we have not committed to issue any additional equity securities to our named executive officers other than the common stock underlying these options. The current annual salary for Mr. Merrill and Mr. Patterson was effective on July 1, 2007. Increases to their current salary are currently under consideration. Any increase to their salary will be approved by the Board and will be effective after the date of this report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on March 31, 2008, the last day of our fiscal year, to each of the named executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table: March 31, 2008

	Option awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Option exercise price ($) (e)	Option expiration date (f)
Don L. Merrill, Jr.	50,000	$0.12	12/31/15
Don L. Merrill, Jr.	150,000	$0.40	3/22/17
Don L. Merrill, Jr.	75,000	$0.90	1/14/18

David Patterson	50,000	$0.12	12/31/15
David Patterson	50,000	$0.40	3/22/17
David Patterson	50,000	$0.90	1/14/18

NARATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

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

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them during the fiscal year ended March 31, 2008.

March 31, 2008 Director Compensation Table

Name (a)	Fees Earned or paid in cash ($) (b)	Total ($) (h)
Raymond G. Armstrong, M.D.	200	200
Christopher Keese	200	200

NARRATIVE TO DIRECTOR COMPENSATION TABLE

In 2008, we paid $200 cash compensation to our non-employee directors for their services on our Board of Directors for each board meeting attended in person for a total of $200 paid to each.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of June 1, 2008, by each person known by us to (i) beneficially own more than 5% of our common stock, and by each of our (ii) directors, (iii) each of our named executive officers at the end of our most recently completed fiscal year as defined in Item 402(m)(2) of Regulation S-K, and (iv) all directors and officers as a group. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Common Shares Beneficially Owned	Percent of Class (2)

Don L. Merrill, Jr. (3)	1,027,600	11.1%
David Patterson (4)	600,000	6.6%
Jeff Bailey (5)	575,000	6.3%
Christopher Keese (6)	53,300	*%
Raymond G. Armstrong, MD. (7)	23,100	*%

Directors and executive officers as a group (5 persons)	2, 279,000	23.7%

*

Less than 1%

(1)

Unless indicated otherwise, the address of all beneficial owners is c/o Tootie Pie Company, Inc., 129 Industrial Dr., Boerne, TX 78006.

(2)

Percentage calculations are based on 9,002,875 shares issued and outstanding on June 1, 2008.

(3)

Mr. Merrill’s beneficial ownership is comprised of 600,000 common shares owned outright. Additionally attributable to Mr. Merrill are 50,000 shares of common stock held by the Merrill Family Trust, 25,000 shares of common stock held in the Madeline Merrill Trust, 25,000 shares of common stock held in the Matthew Merrill Trust and 25,000 shares of common stock held in the Emily Merrill Trust. Joan Bradshaw is the trustee of these trusts and has voting and dispositive control over the shares. Mr. Merrill’s beneficial ownership also includes 27,600 shares of common stock held by Cathy Merrill, his wife, which are attributable to him. Mr. Merrill also owns options to purchase 275,000 shares of common stock. 50,000 of the options have an exercise price of $0.12 per share and expire on December 31, 2015, 150,000 of the options have an exercise price of $0.40 per share and expire on March 22, 2017, and 75,000 of the options have an exercise price of $0.90 per share and expire on January 14, 2018.

(4)

Mr. Patterson’s beneficial ownership is comprised of 400,000 shares of common stock owned outright and 50,000 shares of common stock held by the Patterson Family Trust. Scott Yarbrough is the trustee for the Patterson Family trust and has voting and dispositive control over the shares. Mr. Patterson also owns options to purchase 150,000 shares of common stock. 50,000 of the options have an exercise price of $0.12 per share and expire on December 31, 2015, 50,000 of the options have an exercise price of $0.40 per share and expire on March 22, 2017, and 50,000 of the options have an exercise price of $0.90 per share and expire on January 14, 2018.

(5)

Mr. Bailey’s beneficial ownership is comprised of 425,000 shares of common stock owned outright and options to purchase 150,000 shares of common stock. 50,000 of the options have an exercise price of $0.12 per share and expire on December 31, 2015, 50,000 of the options have an exercise price of $0.40 per share and expire on March 22, 2017, and 50,000 of the options have an exercise price of $0.90 per share and expire on January 14, 2018.

(6)

Mr. Keese’s beneficial ownership is comprised of 33,300 shares of common stock owned outright and Class B warrants to purchase 20,000 shares of common stock. The Class B warrants have an exercise price of $1.00 per share and expire on June 30, 2008.

(7)

Dr. Armstrong’s beneficial ownership is comprised of 17,000 shares of common stock owned outright, Class B warrants to purchase 5,000 shares of common stock, and 1,100 shares of common stock held by his wife, Donna Armstrong. The Class B warrants have an exercise price of $1.00 per share and expire on June 30, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2008, our equity securities authorized for issuance, aggregated, are as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	741,000	$ 0.49	155,925	(1)
Total	741,000	$ 0.49	155,925

(1)

The Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan allows for the issuance of up to 500,000 shares of common stock or shares underlying common stock options. This number includes 155,925 shares available for issuance under this Plan.

Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan

On January 14, 2008, our Board of Directors approved the Tootie Pie Company, Inc. Stock Option and Incentive Plan, or the Plan. Prior to adoption of the Plan, our Board issued equity securities on December 31, 2005 and March 22, 2007 as compensation to certain employees. Subsequent to the adoption of the Plan, equity securities issued as compensation as of June 24, 2008 have been issued pursuant to the Plan.

The purpose of the Plan is to encourage and enable our officers, directors, employees and other key persons to acquire a proprietary interest in our Company. We anticipate that by providing such persons with a direct stake in the welfare of our Company, we will assure a closer identification of their interests with those of our Company and our stockholders, thereby motivating their efforts on our behalf and strengthening their desire to remain with our Company.

We may issue up to 500,000 shares of common stock under the Plan. These shares may be issued in the form of unrestricted common stock awards, non-qualified stock options or stock options with restrictions or conditions as determined in the discretion of our Board of Directors. These conditions may be based on continuing employment, or other service relationship, and/or achievement of pre-established performance goals and objectives. No grants of stock options or other awards under the Plan may be made after January 14, 2018.

Individual Compensation Arrangements

On December 31, 2005, our Board of Directors approved bonuses in the form of fully-vested stock options, effective December 31, 2005, to certain individuals. The following table summarizes the stock options granted to these individuals:

Aggregate Common Shares Underlying Stock Options	Term	Exercise Price	Type of Stock Underlying Option
200,000	10 years	$0.12 per share	Unregistered common stock

On March 22, 2007, our Board of Directors approved bonuses in the form of fully-vested stock options, effective March 22, 2007, to certain individuals. The following table summarizes the stock options granted to these individuals:

Aggregate Common Shares Underlying Stock Options	Term	Exercise Price	Type of Stock Underlying Option
290,000	10 years	$0.40 per share	Unregistered common stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There are no reportable relationships or transactions since the beginning of our last fiscal year.

Director Independence

As of March 31, 2008, Don L. Merrill, Jr., Raymond G. Armstrong, M.D., and Christopher Keese served as our directors. None of our directors are "independent" in accordance with rule 4200(a)(14) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board, or OTCBB. The OTCBB does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Akin, Doherty, Klein & Feuge, P.C. (Akin) audited our financial statements for the fiscal years ended March 31, 2008 and 2007.

Fees related to services performed by Akin in the years ended March 31, 2008 and March 31, 2007 were as follows:

	2008	2007
Audit Fees (1)	$39,000	$27,700
Audit-Related Fees	0	0
Tax Fees (2)	2,150	1,650
All Other Fees (3)	0	24,295
Total	$41,150	$53,645

(1)

Audit fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.

(2)

Tax fees principally included tax advice, tax planning and tax return preparation for services billed from April through March of the fiscal year.

(3)

Other fees represent services provided in connection with the filing of our registration statement on Form SB-2 with the Securities and Exchange Commission.

The Board of Directors has reviewed and discussed with our management and independent auditor our audited financial statements contained in this annual report on Form 10-K for our fiscal year ended March 31, 2008. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with our independent auditor its independence from our Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements in our annual report on Form 10-K for the fiscal year ended March 31, 2008, for filing with the SEC.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2008 and 2007

Statements of Operations for the years ended March 31, 2008 and 2007

Statements of Changes in Stockholders’ Equity for the years ended March 31, 2008 and 2007

Statements of Cash Flows for the years ended March 31, 2008 and 2007

Notes to Audited Financial Statements

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits.

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

10.11

Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan, dated January 14, 2008 (included as Exhibit 10.1 to the Registration Statement on Form S-8 filed January 22, 2008 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tootie Pie Company, Inc.

Date: June 30, 2008	By:	/s/ Don L. Merrill, Jr.
Don L Merrill, Jr.
Chairman of the Board and Chief Executive Officer

Date: June 30, 2008	By:	/s/ David Patterson
David Patterson
Chief Financial Officer, Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2008	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr.
Chairman of the Board and Chief Executive Officer

Date: June 30, 2008	By:	/s/ David Patterson
David Patterson
Chief Financial Officer, Treasurer and Principal Accounting Officer

Date: June 30, 2008	By:	/s/ Raymond G. Armstrong, M.D.
Raymond G. Armstrong, M.D.
Director

Date: June 30, 2008	By:	/s/ Christopher Keese
Christopher Keese
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

On or about October 8, 2007, the registrant’s proxy statement was mailed to all of its stockholders as of the record date of September 21, 2007 for its annual meeting held October 23, 2007. No annual report covering the registrant’s last fiscal year has been sent to the registrant’s stockholders. No such report is expected to be furnished to stockholders subsequent to the filing of the annual report on this Form.