Form 10-Q
period 2008-06-30
Tootie Pie Company, Inc.
filed 2008-08-14
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______ to _______

TOOTIE PIE COMPANY, INC.
(Exact name of registrant as specified in charter)

NV	333-135702	72-1602919
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

129 Industrial Drive, Boerne, TX 78006
(Address of principal executive offices) (Zip Code)

(210) 737-6600
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of August 8, 2008, 9,002,875 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$756,009	$1,028,086
Accounts receivable, trade	49,643	19,666
Inventory	287,389	184,854
Other current assets	16,135	31,552
Total current assets	1,109,176	1,264,158
Fixed Assets:
Furniture and equipment	169,297	168,235
Leasehold improvements	34,318	34,318
Building	7,000	7,000
Construction in process	53,575	-0-
Total fixed assets	264,190	209,553
Less accumulated depreciation	(86,843)	(74,665)
Net fixed assets	177,347	134,888
Other Assets:
Intangible assets, net	113,690	120,512
Deposits and other	3,000	3,000
Total other assets	116,690	123,512
Total Assets	$1,403,213	$1,522,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$79,889	$33,373
Accounts payable, employees	5,970	10,968
Accrued expenses	40,774	40,837
Total current liabilities	126,633	85,178
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	-0-	-0-
Common stock, $0.001 par value; authorized 99,900,000 shares, 9,002,875 and 8,875,035 issued and outstanding	9,003	8,875
Additional paid-in-capital	2,756,926	2,686,910
Retained earnings (deficit)	(1,489,349)	(1,258,405)
Total stockholders’ equity	1,276,580	1,437,380
Total Liabilities and Stockholders’ Equity	$1,403,213	$1,522,558

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2008	2007
	(unaudited)	(unaudited)
Sales, net	$298,223	$204,128
Cost of goods sold	133,743	116,321
Gross profit	164,480	87,807
Operating Expenses:
General and administrative expense	169,942	162,246
Selling expense	230,051	124,051
Total Operating Expenses	399,993	286,297
Operating Income (Loss)	(235,513)	(198,490)
Other Income:
Other income	35	-0-
Interest income	4,534	2,716
Total Other Income	4,569	2,716
Loss before income taxes	(230,944)	(195,774)
Income taxes	-0-	-0-
Net Loss	$(230,944)	$(195,774)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.03)	$(0.03)
Weighted average common shares outstanding, basic and diluted	8,974,576	6,493,640

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(230,944)	$(195,774)
Adjustments to reconcile net income to net cash (used) by operating activities:
Depreciation	12,179	7,848
Amortization	6,821	6,821
Non-cash compensation expense	6,225	-0-
Changes in operating assets and liabilities:
Accounts receivable	(29,977)	1,592
Inventory	(102,535)	(47,756)
Other current assets	15,417	(35,753)
Accounts payable and accrued expenses	41,267	136,769
Deferred revenue	187	958
Net Cash (Used) by Operating Activities	(281,360)	(125,295)
Investing Activities
Purchases of fixed assets	(1,062)	(4,391)
Construction in process	(53,575)	(22,359)
Net Cash (Used) by Investing Activities	(54,637)	(26,750)
Financing Activities
Issuances of common stock, net of offering costs	63,920	458,000
Net Cash Provided by Financing Activities	63,920	458,000
Net Change in Cash	(272,077)	305,955
Cash at beginning of period	1,028,086	138,171
Cash at End of Period	$756,009	$444,126

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Tootie Pie Company, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The accompanying interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	June 30, 2008	March 31, 2008
Raw materials	$53,712	$26,127
Packaging materials	3,454	6,672
Finished goods	230,223	152,055
Total Inventories	$287,389	$184,854

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarter ended June 30, 2008 and 2007 of $6,225 and $0, respectively.

NOTE 4 – INCOME TAXES

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

The Company adopted the provisions of FIN 48 on April 1, 2007.  The adoption did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits.  At the adoption date of April 1, 2007, the Company did not have any unrecognized tax benefits.  At June 30, 2008, the unrecognized tax benefit amount was unchanged from adoption.

If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense.  As of June 30, 2008, the Company had no accrued interest or penalties.

As of June 30, 2008, the tax years ended March 31, 2006 through March 31, 2008 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $440,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2008 and March 31, 2008.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended June 30, 2008
Basic EPS:
Net (loss)	$(230,944)	8,974,576	$(0.03)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(230,944)	8,974,576	$(0.03)
Three Months Ended June 30, 2007
Basic EPS:
Net (loss)	$(195,774)	6,493,640	$(0.03)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(195,774)	6,493,640	$(0.03)

Subsequent to June 30, 2008 and through August 8, 2008, the Company did not issue any additional shares of its common stock.

NOTE 6 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 were effective for the Company’s fiscal year beginning April 1, 2008.  The FASB has also issued Staff Position FAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective April 1, 2008, the Company adopted SFAS 157 as discussed above and has elected to defer the application thereof to nonfinancial assets and liabilities in accordance with FSP No. 157-2.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company classifies fair value balances based on the observability of those inputs.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1: Quoted prices are available in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The Company does not have any financial assets or liabilities subject to SFAS 157 at June 30, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS DISCLAIMER

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our annual report on Form 10-K and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended March 31, 2008.

Overview

On June 16, 2005, we incorporated in the State of Nevada. On September 9, 2005, we purchased the rights, recipes, customer lists, and certain equipment of a sole proprietor located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000. Our fiscal year end is March 31. Our fiscal years ended March 31, 2007 and March 31, 2008 represent our first two full fiscal years of operation.

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

Our wholesale market is comprised of regional and national broadline foodservice distributors who purchase our products and then resell them to their customers.  As of April 1, 2008, we started the quarter selling to the following distributors:

•

Ben E. Keith Food Services San Antonio

•

Ben E. Keith Food Services Fort Worth

•

Ben E. Keith Food Services Oklahoma

•

Ben E. Keith Food Services Amarillo

•

Ben E. Keith Food Services Albuquerque

•

Ben E. Keith Food Services Little Rock

•

Sysco Food Services of San Antonio

•

Sysco Food Services of Austin

•

Sysco Food Services of Houston

•

U.S. Foodservice – Austin

•

Performance Food Group – Temple

•

Martin Preferred Foods – Houston

During the first quarter ended June 30, 2008, we increased our distribution base and territory as follows:

•

Sysco Food Services of Dallas

Ben E. Keith Food Services of San Antonio, Fort Worth, Oklahoma, Amarillo, Albuquerque and Little Rock are part of Ben E. Keith Food Services, a multi-state foodservice distributor. Each location covers the following territories:

Ben E. Keith San Antonio sells to customers located in the central and south Texas market.

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

•

Sysco Food Services of Dallas sells to customers located in the north Texas market.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General:

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Share-Based Compensation:

We recognize compensation cost relating to share-based payments, including grants of employee stock options based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.  We measure the cost of services received in exchange for stock options based on the grant-date fair value of the award, and recognize the cost over the requisite service period.

Effect of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The adoption of SFAS No. 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for any of our existing financial instruments other than those mandated by other FASB standards; accordingly, the impact of the adoption of SFAS No. 159 on our financial statements was immaterial.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not currently have any subsidiaries.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets.  Revenues for the quarter ended June 30, 2008 increased 46% to $298,223 from $204,128 for the quarter ended June 30, 2007.  The increase from the prior year quarter was primarily attributable to the increase in revenues generated from pie sales to our existing and new retail, corporate and distributor customers due to increased transaction volume as well as opening a new distributor territory.

For periods reported below, our customers were in the following categories:

Category	Three month period ended June 30, 2008	Three month period ended June 30, 2007
Retail	16%	23%
Corporate	3%	5%
Wholesale	81%	72%
Totals	100%	100%

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales are during November and December which is in our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue recorded during our third fiscal quarter. Specifically, 56% of our retail revenue, 93% of our corporate revenue and 48% of our wholesale revenue for the fiscal year ended March 31, 2008 was recorded in our third fiscal quarter.

As of June 30, 2008, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation.  For the quarter ended June 30, 2008, Ben E. Keith Food Services and Sysco Corporation combined for 71% of our overall revenue, 45% and 26%, respectively.

Cost of Sales:

Cost of sales generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead.  Cost of sales was $133,743 and $116,321 for the quarters ended June 30, 2008 and June 30, 2007, respectively.  The increase from the prior year quarter was due primarily to the increase in pie sales volume to our existing and new retail, corporate and wholesale customers.

Gross Margin:

Gross margin after depreciation was 55% of net sales for the quarter ended June 30, 2008 compared to 43% for the quarter ended June 30, 2007.  The improvement for the quarter ended June 30, 2008 in our gross margin is attributable to fixed cost of manufacturing being spread over an increased number of units sold and improvements in manufacturing efficiencies which reduced overall unit cost.  The result is higher gross profits for each unit sold.  We expect the gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $399,993 for the quarter ended June 30, 2008 from $286,297 for the quarter ended June 30, 2007.  The increase in selling and general and administrative expenses from the prior year quarter was principally due to managing sales growth in the quarter ended June 30, 2008, as well as preparing and planning to meet the projected peak holiday season in our third quarter ending on December 31, 2008.  The principal increases in our selling expenses resulted from opening four new wholesale market territories compared to the prior year quarter; increased foodshow fees and other related marketing expenses for these new sales territories; increases in advertising, shipping, and product samples expenses; increases in packaging, transferring, and storage expenses related to our finished inventory buildup for the upcoming  peak holiday season; and increases in payroll expenses for sales and warehouse/shipping personnel including hiring additional personnel in both areas, necessary to support sales growth and customer support capabilities.  The principal increases in our administrative expenses included increases in payroll expenses including hiring additional personnel; increases in legal and professional fees; increases in depreciation expenses; and increases in travel expenses.  The increases in administrative expenses compared to the prior year quarter were also partially reduced by a decrease in investor relations expenses.

Non-Operating Items:

Other income increased to $4,569 for the quarter ended June 30, 2008 from $2,716 for the quarter ended June 30, 2007.  The increase from the prior year quarter was attributable to additional interest income earned in the quarter ended June 30, 2008.

Liquidity and Capital Resources

Since our inception to March 31, 2008, we have raised working capital of $790,000, net of offering costs, from the sale of our common stock under a private placement of securities. From April 17, 2007 through May 20, 2008, we raised an additional $1,493,500 of working capital from the exercise of 2,987,000 warrants pursuant to the call of the Class A warrants as further described below. The amount of working capital that we require depends on several factors, including, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with future expansion of our manufacturing and customer support capabilities and our operating results.

On January 8, 2007, the Securities and Exchange Commission declared our registration statement on Form SB-2 effective. The registration statement registered 11,901,800 shares of our common stock. On April 9, 2007 our common stock commenced trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “TOOT.”

As part of the 11,901,800 shares registered, 5,974,000 shares of common stock could have been issued if all of our outstanding warrants were exercised. We had two classes of warrants, Class A and Class B. The Class A warrants had an exercise price of $0.50 per share. The Class B warrants had an exercise price of $1.00 per share. As of June 30, 2008, the Class B warrants expired.

On April 17, 2007, we called the Class A warrants representing 2,987,000 shares of our common stock issuable under the call feature of the warrants. This feature allowed us to call the Class A warrants if our common stock reached a trading price equal to or greater than $0.75 per share. As of May 20, 2008, all of the Class A warrants representing 2,987,000 shares for $1,493,500 have been exercised as a result of the warrant call.

We believe our current working capital will be adequate to fund our operations and growth through our fiscal year ending March 31, 2009.  In the event our current working capital is not adequate to fund our operations and growth we will need to seek alternative sources of working capital.  Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities.  If we raise funds through the sale of other securities, the common stock currently outstanding would be diluted.  There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2008, we had $756,009 of cash and cash equivalents, compared to $1,028,086 of cash and cash equivalents at March 31, 2008.  Our current assets at June 30, 2008 were $1,109,176 compared to $1,264,158 at March 31, 2008.  Our current liabilities at June 30, 2008 were $126,633 compared to $85,178 at March 31, 2008.

Net cash used in operating activities was $281,360 for the quarter ended June 30, 2008, compared to $125,295 of net cash used for the quarter ended June 30, 2007.  Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities and increases in finished inventory in preparation for the peak holiday sales season.

Net cash used in investing activities was $54,637 for the quarter ended June 30, 2008 and $26,750 for the quarter ended June 30, 2007.  These investing activities primarily reflected capital expenditures to develop our business.  The purchase of assets during the quarter June 30, 2008 included funds expended in construction in process for new ovens to be placed into service in the second quarter ending September 30, 2008 and capitalized expenses for upgrading our website.

Net cash provided by financing activities of $63,920 for the quarter ended June 30, 2008 represents proceeds from the exercise of warrants pursuant to our Class A warrant call.  Net cash provided by financing activities of $458,000 for the quarter ended June 30, 2007 represents proceeds from the exercise of warrants pursuant to our Class A warrant call.

Adjustment for non-cash items:

Adjusted for non-cash items, net loss for the quarter ended June 30, 2008 was $230,944 compared to a net loss before non-cash items of $212,541 for the quarter ended June 30, 2008.  Adjusted for non-cash items, net loss for the quarter ended June 30, 2007 was $195,774 compared to a net loss before non-cash items of $141,105 for the quarter ended June 30, 2007.  Non-cash items include depreciation, amortization, and non-cash stock compensation expense.

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

Adjustment for non-cash items	Three Month Period Ended June 30, 2008	Three Month Period Ended June 30, 2007
Net Loss (including non-cash items)	$(230,944)	$(195,774)
Excluding non-cash items:
Add:
Depreciation and amortization	12,179	14,669
Non-cash stock compensation expense	6,224	40,000
Minus:
Gain on sale of fixed assets	-0-	-0-
Net Income/(Loss) before non-cash items	$(212,541)	$(141,105)

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, this Item is not applicable to us.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2008, we did not sell any unregistered securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2008, we did not have any senior debt securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2008, we did not submit any matters to a vote of security holders.

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

10.2

Vendor Agreement between the Company and U.S. Foodservice, Inc., dated July 19, 2006 (included as Exhibit 10.3 to the Form SB-2/A filed October 18, 2006 and incorporated herein by reference).

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

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President and Chief Executive Officer

	By:	/s/ David Patterson
David Patterson Chief Financial Officer Principal Accounting Officer