Form 10-Q
period 2008-09-30
Tootie Pie Company, Inc.
filed 2008-11-14
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 10, 2008, 9,017,962 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$375,488	$1,028,086
Accounts receivable, trade	41,568	19,666
Inventory	486,290	184,854
Other current assets	95,621	31,552
Total current assets	998,967	1,264,158
Fixed Assets:
Furniture and equipment	185,354	168,235
Leasehold improvements	34,318	34,318
Building	7,000	7,000
Construction in process	69,713	-
Total fixed assets	296,385	209,553
Less accumulated depreciation	(98,319)	(74,665)
Net fixed assets	198,066	134,888
Other Assets:
Intangible assets, net	106,869	120,512
Deposits and other	3,000	3,000
Total other assets	109,869	123,512
Total Assets	$1,306,902	$1,522,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$192,516	$33,373
Accounts payable, employees	4,657	10,968
Accrued expenses	51,990	40,837
Total current liabilities	249,163	85,178
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	--	--
Common stock, $0.001 par value; authorized 99,900,000 shares, 9,017,962 and 8,875,035 issued and outstanding	9,018	8,875
Additional paid-in-capital	2,774,615	2,686,910
Retained earnings (deficit)	(1,725,894)	(1,258,405)
Total stockholders’ equity	1,057,739	1,437,380
Total Liabilities and Stockholders’ Equity	$1,306,902	$1,522,558

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$262,225	$176,080	$560,449	$380,208
Cost of goods sold	100,231	114,231	233,974	230,552
Gross profit	161,994	61,849	326,475	149,656
Operating Expenses:
General and administrative expense	150,173	99,371	320,115	261,657
Selling expense	251,196	123,125	481,248	247,176
Total Operating Expenses	401,369	222,496	801,363	508,833
Operating Income (Loss)	(239,375)	(160,647)	(474,888)	(359,177)
Other Income:
Interest income	2,830	6,336	7,364	9,052
Other income	--	20	35	60
Total Other Income	2,830	6,356	7,399	9,112
Loss before income taxes	(236,545)	(154,291)	(467,489)	(350,065)
Income taxes	--	--	--	--
Net Loss	$(236,545)	$(154,291)	$(467,489)	$(350,065)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Weighted average common shares outstanding, basic and diluted	9,012,204	7,829,961	8,993,493	7,200,932

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(467,489)	$(350,065)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	23,655	16,447
Amortization	13,643	13,643
Non-cash compensation expense	23,929	3,244
Changes in operating assets and liabilities:
Accounts receivable	(21,902)	(13,918)
Inventory	(301,436)	(86,996)
Other current assets	(64,069)	(39,020)
Accounts payable and accrued expenses	163,983	59,582
Net Cash (Used) by Operating Activities	(629,686)	(397,083)
Investing Activities
Purchases of fixed assets	(17,119)	(7,302)
Construction in process	(69,713)	(36,856)
Net Cash (Used) by Investing Activities	(86,832)	(44,158)
Financing Activities
Issuances of common stock, net of offering costs	63,920	1,056,000
Net Cash Provided by Financing Activities	63,920	1,056,000
Net Change in Cash	(652,598)	614,759
Cash at beginning of period	1,028,086	138,171
Cash at End of Period	$375,488	$752,930

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	September 30, 2008	March 31, 2008
Raw materials	$117,646	$26,127
Packaging materials	5,282	6,672
Finished goods	363,362	152,055
Total Inventories	$486,290	$184,854

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarter ended September 30, 2008 and 2007 of $9,638 and $3,244, respectively.

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

The Company adopted the provisions of FIN 48 on April 1, 2007.  The adoption did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits.  At the adoption date of April 1, 2007, the Company did not have any unrecognized tax benefits.  At September 30, 2008, the unrecognized tax benefit amount was unchanged from adoption.

If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense.  As of September 30, 2008, the Company had no accrued interest or penalties.

As of September 30, 2008, the tax years ended March 31, 2006 through March 31, 2008 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $520,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2008 and March 31, 2008.

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

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended September 30, 2008
Basic EPS:
Net (loss)	$(236,545)	9,012,204	$(0.03)
Effect of dilutive options	--	--	--
Dilutive EPS	$(236,545)	9,012,204	$(0. 03)
Three Months Ended September 30, 2007
Basic EPS:
Net (loss)	$(154,291)	7,829,961	$(0.02)
Effect of dilutive options	--	--	--
Dilutive EPS	$(154,291)	7,829,961	$(0.02)

Six Months Ended September 30, 2008
Basic EPS:
Net (loss)	$(467,489)	8,993,493	$(0.05)
Effect of dilutive options	--	--	--
Dilutive EPS	$(467,489)	8,993,493	$(0. 05)
Six Months Ended September 30, 2007
Basic EPS:
Net (loss)	$(350,065)	7,200,932	$(0.05)
Effect of dilutive options	--	--	--
Dilutive EPS	$(350,065)	7,200,932	$(0.05)

Subsequent to September 30, 2008 and through November 10, 2008, the Company did not issue any additional shares of its common stock.

NOTE 6 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157 that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 were effective for the Company’s fiscal year beginning April 1, 2008.  The FASB has also issued Staff Position FAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective April 1, 2008, the Company adopted SFAS 157 as discussed above and has elected to defer the application thereof to nonfinancial assets and liabilities in accordance with FSP No. 157-2.

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

The Company does not have any financial assets or liabilities subject to SFAS 157 at September 30, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclaimer

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our annual report on Form 10-K and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Business Trends

We manufacture, market and sell “high end” pies. We have three sales channels: retail, corporate and wholesale, that each focus on a different customer base.

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

Our wholesale market is comprised of regional and national broadline foodservice distributors who purchase our products and then resell them to their customers.  As of July 1, 2008, we started the quarter selling to the following distributors:

•

Ben E. Keith Food Services San Antonio

•

Ben E. Keith Food Services Fort Worth

•

Ben E. Keith Food Services Oklahoma

•

Ben E. Keith Food Services Amarillo

•

Ben E. Keith Food Services Albuquerque

•

Ben E. Keith Food Services Little Rock

•

Sysco Food Services of San Antonio

•

Sysco Food Services of Austin

•

Sysco Food Services of Houston

•

Sysco Food Services of Dallas

•

U.S. Foodservice – Austin

•

Performance Food Group – Temple

•

Martin Preferred Foods – Houston

During the second quarter ended September 30, 2008, we increased our distribution base and territory as follows:

•

Sysco Food Services of Atlanta

•

Sysco Food Services of St. Louis

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

•

Ben E. Keith Food Services of San Antonio and Dallas/Fort Worth both sell to customers in the Houston, Texas market.

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

Sysco Food Services of San Antonio, Austin, Houston, Dallas, St Louis and Atlanta are part of Sysco Corporation, a national foodservice distributor. Each location covers the following territories:

•

Sysco Food Services of San Antonio sells to customers located in the south Texas market.

•

Sysco Food Services of Austin sells to customers located in the central Texas market.

•

Sysco Food Services of Houston sells to customers located in the east Texas market.

•

Sysco Food Services of Dallas sells to customers located in the north Texas market.

•

Sysco Food Services of St. Louis sells to customers located in the eastern Missouri and southern Illinois market.

•

Sysco Food Services of Atlanta sells to customers located in the Georgia market.

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

Martin Preferred Foods is a foodservice distributor. Martin Preferred Foods is based in Houston, Texas and services the Texas market. Martin is a member of Unipro Foodservice, Inc. Unipro is the largest foodservice purchasing group that allows its independent distributors to compete with the major grocery distribution companies in the state of Texas.

The distributors purchase our products in volume and then sell and deliver our products to their customers. The distributors’ customers are referred to as “end-users” and consist of restaurants, hotels, hospitals, schools, convention centers and caterers. The size of the end-users varies and ranges from local, regional and national companies.

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

Valuation of Long-Lived Assets:

We periodically review, on at least an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, the carrying value of intangible assets and other long-lived assets. To the extent the fair value of intangible assets and long-lived assets, determined based upon the estimated future cash flows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures.  The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements.  Also required in the tabular presentation is a separation of hedging and non-hedging activities.  Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity.  Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements.  SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify that disclosures about concentrations of credit risk should include derivative instruments.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the application of this Statement to have a material impact in our financial statements.

Results of Operations

Overview:

We historically receive a majority of our revenues in our third quarter, October 1 to December 31.  For our fiscal years ended March 31, 2008 and 2007, our third quarter revenues represented 60% and 56%, respectively, of our total revenues.  This results in our balance sheet generally reflecting a low level of accounts receivable and inventory at our fiscal year end March 31.

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets.  Revenues for the quarter ended September 30, 2008 increased 49% to $262,225 from $176,080 for the quarter ended September 30, 2007.  Revenues for the six months ended September 30, 2008 increased 47% to $560,449 from $380,208 for the six months ended September 30, 2007.  The increase from the prior year periods was primarily attributable to the increase in revenues generated from pie sales to our existing and new retail and distributor customers due to increased transaction volume as well as opening new distributor territories.

For periods reported below, our customers were in the following categories:

Category	Three month period ended September 30, 2008	Three month period ended September 30, 2007	Six month period ended September 30, 2008	Six month period ended September 30, 2007
Retail	18%	23%	17%	23%
Corporate	3%	7%	3%	6%
Wholesale	79%	70%	80%	71%
Totals	100%	100%	100%	100%

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

As of September 30, 2008, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation.  For the quarter ended September 30, 2008, Ben E. Keith Food Services and Sysco Corporation combined for 69% of our overall revenue, 34% and 35%, respectively.

Cost of Sales and Gross Profit:

Cost of sales generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead.  Gross margin after depreciation was 62% of net sales for the quarter ended September 30, 2008 compared to 35% for the quarter ended September 30, 2007.  Gross margin after depreciation was 58% of net sales for the six months ended September 30, 2008 compared to 39% for the six months ended September 30, 2007.  The improvement in our gross margin for the quarter and six months ended September 30, 2008 is attributable to fixed cost of manufacturing being spread over an increased number of units sold and improvements in manufacturing efficiencies which reduced overall unit cost.  We expect the gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $401,369 for the quarter ended September 30, 2008 from $222,496 for the quarter ended September 30, 2007.  Selling, general and administrative expenses for the six months ended September 30, 2008 increased to $801,363 from $508,833 for the six months ended September 30, 2007. The increase in selling and general and administrative expenses from the prior year quarter and period was principally due to managing sales growth in the quarter ended September 30, 2008, as well as preparing and planning to meet the projected peak holiday season in our third quarter ending on December 31, 2008.  The principal increases in our selling expenses resulted from:

•

opening two new wholesale market territories compared to the prior year quarter;

•

increased foodshow fees and other related marketing expenses for these new sales territories;

•

increases in advertising, shipping, and product samples expenses;

•

increases in packaging, transferring, and storage expenses related to our finished inventory buildup for the upcoming peak holiday season; and

•

increases in payroll expenses for sales and warehouse/shipping personnel including hiring additional personnel in both areas, necessary to support sales growth and customer support capabilities.

The principal increases in our administrative expenses resulted from:

•

increases in payroll expenses;

•

hiring additional personnel;

•

increases in legal and professional fees;

•

increases in depreciation expenses; and

•

increases in travel expenses.

The increases in administrative expenses compared to the prior year quarter were also partially reduced by a decrease in investor relations expenses.

Non-Operating Items:

Other income decreased to $2,830 for the quarter ended September 30, 2008 from $6,356 for the quarter ended September 30, 2007, and decreased to $7,399 for the six months ended September 30, 2008 from $9,112 for the six months ended September 30, 2007.  The decrease from the prior year quarter and period was attributable to less interest income earned.

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

We believe our current working capital will be adequate to fund our operations and growth through our fiscal year ending March 31, 2009.  In the event our current working capital is not adequate to fund our operations and growth, we will need to seek alternative sources of working capital.  Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities.  If we raise funds through the sale of other securities, the common stock currently outstanding would be diluted.  There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

At September 30, 2008, we had $375,488 of cash and cash equivalents, compared to $1,028,086 of cash and cash equivalents at March 31, 2008.  Our current assets at September 30, 2008 were $998,967 compared to $1,264,158 at March 31, 2008.  Our current liabilities at September 30, 2008 were $249,163 compared to $85,178 at March 31, 2008.

Net cash used in operating activities was $629,686 for the six month period ended September 30, 2008, compared to $397,083 of net cash used for the six month period ended September 30, 2007.  Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities and increases in inventory in preparation for the peak holiday sales season.

Net cash used in investing activities was $86,832 for the six month period ended September 30, 2008 and $44,158 for the six month period ended September 30, 2007.  These investing activities primarily reflected capital expenditures to develop our business.  The purchase of assets during the quarter ended September 30, 2008 included funds expended in construction in process for new ovens to be placed into service in the third quarter ended September 30, 2008 and capitalized expenses for website improvements.

Net cash provided by financing activities of $63,920 and $1,056,000 for the six month periods ended September 30, 2008 and September 30, 2007, respectively, represents proceeds from the exercise of warrants pursuant to our Class A warrant call.

Adjustment for non-cash items:

Adjusted for non-cash items, net loss for the quarter ended September 30, 2008 was $236,545 compared to a net loss before non-cash items of $208,610 for the quarter ended September 30, 2008.  Adjusted for non-cash items, net loss for the quarter ended September 30, 2007 was $154,291 compared to a net loss before non-cash items of $135,626 for the quarter ended September 30, 2007.  Non-cash items include depreciation, amortization and non-cash stock compensation expense.

Net income before non-cash items is not a term defined by generally accepted accounting principles (GAAP) and may not be comparable to other similarly titled measurements used by other companies.  Such non-GAAP measures should be considered in addition to, and not as a substitute for, performance measures calculated in accordance with GAAP.  The accompanying table includes a detailed reconciliation of net loss reported in accordance with GAAP to net loss before non-cash items.

Adjustment for non-cash items	Three Month Period Ended September 30, 2008	Three Month Period Ended September 30, 2007	Six Month Period Ended September 30, 2008	Six Month Period Ended September 30, 2007
Net Loss	$(236,545)	$(154,291)	$(467,489)	$(350,065)
Excluding non-cash items:
Depreciation and amortization	18,297	15,421	37,298	30,090
Non-cash stock compensation expense	9,638	3,244	15,862	3,244
Net Income/(Loss) before non-cash items	$(208,610)	$(135,626)	$(414,329)	$(316,731)

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2008 except as follows:

Economic conditions could materially adversely affect our business.

Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008, we did not sell any unregistered securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2008, we did not have any senior debt securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2008, we did not submit any matters to a vote of security holders.

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

Date: November 14, 2008		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President and Chief Executive Officer

	By:	/s/ David Patterson
David Patterson Chief Financial Officer and Principal Accounting Officer