Form 10-Q
period 2008-12-31
Tootie Pie Company, Inc.
filed 2009-02-17
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

As of February 10, 2009, 9,017,962 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$354,493	$1,028,086
Accounts receivable, trade	92,783	19,666
Inventory	427,222	184,854
Other current assets	58,301	31,552
Total current assets	932,799	1,264,158
Fixed Assets:
Furniture and equipment	260,976	168,235
Leasehold improvements	34,318	34,318
Building	7,000	7,000
Total fixed assets	302,294	209,553
Less accumulated depreciation	(110,577)	(74,665)
Net fixed assets	191,717	134,888
Other Assets:
Intangible assets, net	100,048	120,512
Deposits and other	3,750	3,000
Total other assets	103,798	123,512
Total Assets	$1,228,314	$1,522,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$137,195	$33,373
Accounts payable, employees	3,757	10,968
Accrued expenses	54,015	40,837
Total current liabilities	194,967	85,178
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	--	--
Common stock, $0.001 par value; authorized 99,900,000 shares, 9,017,962 and 8,875,035 issued and outstanding	9,018	8,875
Additional paid-in-capital	2,780,840	2,686,910
Retained earnings (deficit)	(1,756,511)	(1,258,405)
Total stockholders’ equity	1,033,347	1,437,380
Total Liabilities and Stockholders’ Equity	$1,228,314	$1,522,558

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$909,741	$857,370	$1,470,190	$1,237,579
Cost of goods sold	284,484	214,450	518,458	445,002
Gross profit	625,257	642,920	951,732	792,577
Operating Expenses:
General and administrative expense	168,636	165,800	488,751	427,458
Selling expense	477,044	314,587	958,291	561,763
Total operating expenses	645,680	480,387	1,447,042	989,221
Operating Income (Loss)	(20,423)	162,533	(495,310)	(196,644)
Other Income (Expenses):
Interest income	745	9,330	8,109	18,382
Gain/(loss) on sale of assets	--	(556)	--	(556)
Other income	--	167	35	227
Other expense	(10,940)	--	(10,940)	--
Total other income (expenses), net	(10,195)	8,941	(2,796)	18,053
Income/(Loss) before income taxes	(30,618)	171,474	(498,106)	(178,591)
Income taxes	--	--	--	--
Net Loss	$(30,618)	$171,474	$(498,106)	$(178,591)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.003)	$0.02	$(0.06)	$(0.02)
Weighted average common shares:
Basic	9,017,962	8,423,556	9,001,679	7,609,955
Diluted	9,017,962	8,932,048	9,001,679	7,609,955

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(498,106)	$(178,591)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	35,913	26,198
Amortization	20,464	20,464
Loss on sale of fixed asset	--	556
Non-cash compensation expense	30,154	8,111
Changes in operating assets and liabilities:
Accounts receivable	(73,117)	(113,024)
Inventory	(242,368)	(17,487)
Other current assets	(27,501)	(38,419)
Accounts payable and accrued expenses	109,789	124,185
Net Cash (Used) by Operating Activities	(644,772)	(168,007)
Investing Activities
Purchases of fixed assets	(92,741)	(49,883)
Construction in process	--	(8,518)
Net Cash (Used) by Investing Activities	(92,741)	(58,401)
Financing Activities
Issuances of common stock, net of offering costs	63,920	1,321,180
Net Cash Provided by Financing Activities	63,920	1,321,180
Net Change in Cash	(673,593)	1,094,772

Cash at beginning of period	1,028,086	138,171
Cash at End of Period	$354,493	$1,232,943

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	December 31, 2008	March 31, 2008
Raw materials	$93,222	$26,127
Packaging materials	41,740	6,672
Finished goods	292,260	152,055
Total Inventories	$427,222	$184,854

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards of common stock options based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarter ended December 31, 2008 and 2007 of $12,891 and $4,867, respectively.

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

The Company adopted the provisions of FIN 48 on April 1, 2007.  The adoption did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits.  At the adoption date of April 1, 2007, the Company did not have any unrecognized tax benefits.  At December 31, 2008, the unrecognized tax benefit amount was unchanged from adoption.

If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense.  As of December 31, 2008, the Company had no accrued interest or penalties.

As of December 31, 2008, the tax years ended March 31, 2006 through March 31, 2008 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $524,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008 and March 31, 2008.

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

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended December 31, 2008
Basic EPS:
Net (loss)	$(30,618)	9,017,962	$(0.003)
Effect of dilutive options	--	--	--
Dilutive EPS	$(30,618)	9,017,962	$(0.003)
Three Months Ended December 31, 2007
Basic EPS:
Net income	$171,474	8,423,556	$0.02
Effect of dilutive options	--	508,492	--
Dilutive EPS	$171,474	8,932,048	$0.02

Nine Months Ended December 31, 2008
Basic EPS:
Net (loss)	$(498,106)	9,001,679	$(0.06)
Effect of dilutive options	--	--	--
Dilutive EPS	$(498,106)	9,001,679	$(0.06)
Nine Months Ended December 31, 2007
Basic EPS:
Net (loss)	$(178,591)	7,609,955	$(0.02)
Effect of dilutive options	--	--	--
Dilutive EPS	$(178,591)	7,609,955	$(0.02)

Subsequent to December 31, 2008 and through February 10, 2009, the Company did not issue any additional shares of its common stock.

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

The Company does not have any financial assets or liabilities subject to SFAS 157 at December 31, 2008.

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

Our wholesale market is comprised of regional and national broadline foodservice distributors who purchase our products and then resell them to their customers such as restaurants, hotels, hospitals, convention centers, sports facilities, caterers, retail grocery store outlets, bakeries, and coffee shops.  As of October 1, 2008, we were selling to the following distributors:

•

Ben E. Keith Food Services San Antonio

•

Ben E. Keith Food Services Fort Worth

•

Ben E. Keith Food Services Oklahoma

•

Ben E. Keith Food Services Amarillo

•

Ben E. Keith Food Services Albuquerque

•

Ben E. Keith Food Services Little Rock

•

Sysco Food Services of San Antonio

•

Sysco Food Services of Austin

•

Sysco Food Services of Houston

•

Sysco Food Services of Dallas

•

Sysco Food Services of Atlanta

•

Sysco Food Services of St. Louis

•

U.S. Foodservice – Austin

•

Performance Food Group – Temple

•

Martin Preferred Foods – Houston

During the third quarter ended December 31, 2008, we increased our distribution base and territory as follows:

•

During the third quarter ended December 31, 2008, we completed negotiations with Cheney Brothers, a foodservice distributor located in Florida. Revenue from this new distribution base began in January, 2009.

•

We increased an important targeted customer base in our retail grocery stores with the addition of thirteen new grocery stores in the third quarter.  Eight of the thirteen new retail grocery stores were with H.E. Butt Grocery Company, or HEB, and five with Straub’s Grocery Stores.  HEB is a grocery store chain operating over 300 stores in Texas and Mexico.  The eight new HEB locations selling our product are located in the San Antonio and Houston, Texas markets.  Straub's Grocery Stores operates five locations in the greater St. Louis, Missouri area.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS No. 162 to have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Overview:

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

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets.  Revenues for the quarter ended December 31, 2008 increased 6% to $909,741 from $857,370 for the quarter ended December 31, 2007.  Revenues for the nine months ended December 31, 2008 increased 19% to $1,470,190 from $1,237,579 for the nine months ended December 31, 2007.  The increase from the prior year periods was primarily attributable to the increase in revenues generated from pie sales to our existing and new retail and distributor customers due to increased transaction volume as well as opening new distributor territories.

For periods reported below, our customers were in the following categories:

Category	Three month period ended December 31, 2008	Three month period ended December 31, 2007	Nine month period ended December 31, 2008	Nine month period ended December 31, 2007
Retail	22%	23%	20%	23%
Corporate	31%	31%	20%	22%
Wholesale	47%	46%	60%	55%
Totals	100%	100%	100%	100%

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

As of December 31, 2008, our three largest wholesale customers were Ben E. Keith Food Services, Martin Preferred Foods, and Sysco Corporation.  For the quarter ended December 31, 2008, Ben E. Keith Food Services, Martin Preferred Foods and Sysco Corporation combined for 43% of our overall revenue, 19%, 13% and 11%, respectively.

Cost of Sales and Gross Profit:

Cost of sales generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead.  Gross margin after depreciation was 69% of net sales for the quarter ended December 31, 2008 compared to 75% for the quarter ended December 31, 2007.  Gross margin after depreciation was 65% of net sales for the nine months ended December 31, 2008 compared to 64% for the nine months ended December 31, 2007.  We expect the gross margin percentage to continue to fluctuate as we refine our manufacturing process and as production requirements fluctuate to meet seasonal demand for our product.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $645,680 for the quarter ended December 31, 2008 from $480,387 for the quarter ended December 31, 2007.  Selling, general and administrative expenses for the nine months ended December 31, 2008 increased to $1,447,042 from $989,221 for the nine months ended December 31, 2007. The increase in selling and general and administrative expenses from the prior year quarter and period was principally due to preparing and planning to meet the anticipated peak holiday season in our third quarter ending on December 31, 2008.  The principal increases in our selling expenses resulted from:

•

increases in advertising, marketing and shipping expenses;

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

The principal increases in our administrative expenses resulted from:

•

increases in payroll expenses including payroll taxes;

•

hiring additional personnel;

•

increases in legal and professional fees; and

•

increases in travel expenses.

The increases in administrative expenses compared to the prior year quarter were also partially reduced by a decrease in investor relations expenses.

Non-Operating Items:

Other income decreased to $(10,195) for the quarter ended December 31, 2008 from $8,941 for the quarter ended December 31, 2007, and decreased to $(2,796) for the nine months ended December 31, 2008 from $18,053 for the nine months ended December 31, 2007.  The decrease from the prior year quarter and period was attributable to less interest income earned and from expensing due-diligence fees incurred to evaluate another location for our production facilities.

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

On April 17, 2007, we called the Class A warrants representing 2,987,000 shares of our common stock issuable under the call feature of the warrants. This feature allowed us to call the Class A warrants if our common stock reached a trading price equal to or greater than $0.75 per share. As of May 20, 2008, all of the Class A warrants, representing 2,987,000 shares for $1,493,500, have been exercised as a result of the warrant call.

Based on our historical growth, we planned for significant sales growth for our fiscal year ending March 31, 2009, with the majority of our planned growth to occur during our peak selling months of November and December.  In order to have sufficient inventory in stock to meet the anticipated demand and based on the lead times required to produce our products, we spent the first ten months of the calendar year producing  inventory for our projected peak sales period.  Due to the deteriorated economic conditions that persisted in September and October of 2008, by late October 2008, we recognized that we would likely not achieve our original sales growth plans for our peak selling months.  As such, we dramatically reduced our production activities planned for November and December. We had, however, already manufactured significant levels of finished inventory.  We ended our peak selling season with lower than forecast sales and an excess in inventory.  Consequently, we ended our third fiscal quarter with lower than anticipated cash.  We believe our excess inventory can be converted to cash however we cannot easily predict the rate at which this will occur.

Starting in November 2008, we began to institute cash saving efforts that we expect to continue as we move through the current depressed economic environment.  Our cost reductions have included:

•

A line by line review of each expenditure category and discussions with vendors to maximize cost reductions;

•

Reductions in staff positions;

•

Reductions in salaries; and

•

Changes in how we cover some markets by hiring Foodservice Brokers and reduce the number of in-house sales representatives.

With the above factors in mind and the increased difficulty to project reliable sales forecast in the current economic environment we believe we may need to raise additional working capital to be used to cover any shortfall in our working capital over our expenses during the fiscal year ended March 31, 2010.  We believe our current working capital will be adequate to fund our operations through our fiscal year ending March 31, 2009.  In the event our current working capital is not adequate to fund our operations, we will need to seek alternative sources of working capital.  Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities.  If we raise funds through the sale of other securities, the common stock currently outstanding would be diluted.  There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2008, we had $354,493 of cash and cash equivalents, compared to $1,028,086 of cash and cash equivalents at March 31, 2008.  Our current assets at December 31, 2008 were $932,799 compared to $1,264,158 at March 31, 2008.  Our current liabilities at December 31, 2008 were $194,967 compared to $85,178 at March 31, 2008.

Net cash used in operating activities was $644,772 for the nine month period ended December 31, 2008, compared to $168,007 of net cash used for the nine month period ended December 31, 2007.  Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities and increases in inventory in preparation for the peak holiday sales season.

Net cash used in investing activities was $92,741 for the nine month period ended December 31, 2008 and $58,401 for the nine month period ended December 31, 2007.  These investing activities primarily reflected capital expenditures to develop our business.  The purchase of assets during the quarter ended December 31, 2008 included funds expended for manufacturing equipment including a new oven and for website improvements.

Net cash provided by financing activities of $63,920 and $1,321,180 for the nine month periods ended December 31, 2008 and December 31, 2007, respectively, represents proceeds from the exercise of warrants pursuant to our Class A warrant call.

Adjustment for Non-cash Items

Net loss for the quarter ended December 31, 2008 was $30,618 compared to a net loss before non-cash items of $5,469 for the quarter ended December 31, 2008.  Net income for the quarter ended December 31, 2007 was $171,474 compared to a net income before non-cash items of $186,050 for the quarter ended December 31, 2007.  Non-cash items include depreciation, amortization and non-cash stock compensation expense.

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

Adjustment for Non-cash Items	Three Month Period Ended December 31, 2008	Three Month Period Ended December 31, 2007	Nine Month Period Ended December 31, 2008	Nine Month Period Ended December 31, 2007
Net Income/(Loss)	$(30,618)	$171,474	$(498,106)	$(178,591)
Excluding non-cash items:
Depreciation and amortization	12,258	9,709	35,913	26,198
Non-cash stock compensation expense	12,891	4,867	20,375	8,111
Net Income/(Loss) before non-cash items	$(5,469)	$186,050	$(441,818)	$(144,282)

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2008, we did not sell any unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the quarter ended December 31, 2008, we did not have any senior debt securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on October 23, 2008, 5,554,981 (or 62%) of the 9,015,962 then outstanding shares  of  common stock of stockholders of record on September 23, 2008 entitled to vote were present or represented and voted by proxy.  The following matter was approved by stockholders as indicated:

1.

To elect director David P. Strolle, Jr. to serve until the 2011 Annual Meeting of Stockholders.

For:

5,552,131

Withheld:

       2,850

The following directors continued their term of office subsequent to the Annual Meeting: Don L. Merrill, Jr. and Dr. Raymond G. Armstrong.

ITEM 5.  OTHER INFORMATION

On February 12, 2008, our Board of Directors approved annual base salary decreases effective February 1, 2009 for our executive officers, Don L. Merrill, Jr., our President and Chief Executive Officer, and David Patterson, our Treasurer and Chief Financial Officer.

The following table summarizes the approved base salary decreases for Mr. Merrill and Mr. Patterson:

Name/Title	Base Annual Salary Prior to February 1, 2009	Decrease in Annual Base Salary effective February 1, 2009	New Annual Base Salary
Don L. Merrill, Jr. Chairman of the Board of Directors, President and Chief Executive Officer	$98,400	$8,900	$89,500
David Patterson Treasurer and Chief Financial Officer	$87,000	$37,000	$50,000

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

Date: February 17, 2009		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President and Chief Executive Officer

	By:	/s/ David Patterson
David Patterson Chief Financial Officer and Principal Accounting Officer