Form 10-K
period 2009-03-31
Tootie Pie Company, Inc.
filed 2009-06-29
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2008: $5,155,683 (based on a total of 7,365,262 shares of the registrant’s common stock held by non-affiliates on September 30, 2008 at the closing price of $0.70 per share).

As of June 19, 2009, the registrant had 9,157,962 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOOTIE PIE COMPANY, INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2009

INDEX

Page
PART I

Item 1.

Business

5

Item 1A.

Risk Factors

10

Item 2.

Properties

13

Item 3.

Legal Proceedings

13

Item 4.

Submission of Matters to a Vote of Security Holders

13

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

14

Item 6.

Selected Financial Data

14

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

20

Item 8.

Financial Statements and Supplementary Data

F-1

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

24

Item 9A(T).

Controls and Procedures

24

Item 9B.

Other Information

25

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

26

Item 11.

Executive Compensation

28

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

30

Item 13.

Certain Relationships and Related Transactions, and Director Independence

32

Item 14.

Principal Accounting Fees and Services

33

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

We operate solely in the United States as a single operating company that focuses on our three market channels: retail, corporate and wholesale. Our retail and corporate market covers all fifty states in the United States. Our wholesale market covers thirteen states in the south central, central and south eastern portions of the United States.

Our operations consist of functioning as a manufacturer and marketer of “high-end” desserts for the retail, corporate and wholesale markets. Our product is handmade, fully-baked pies that are frozen and shipped to our customers. Our retail market consists primarily of individuals who purchase our products for gifts, special occasions or for their personal consumption. We sell to the retail market through our website, internet marketing, phone orders and walk-in customers at our store front in Boerne, Texas. Our corporate market consists of various size companies that purchase our products for customer and employee appreciation gifts and other marketing/promotional events. We sell to the corporate market through our website, internet marketing, phone orders and direct sales calls. We sell to our wholesale market via our in-house sales force. Our in-house sales force works directly with our broadline foodservice distributors and our foodservice brokers to sell our products to the distributors’ customers. These customers include restaurants, hotels, hospitals, convention centers, sports facilities, caterers and retail grocery store outlets.

Market Overview

We focus on the “high-end” dessert market, providing handmade, fully-baked pies that are then frozen for delivery to our customers. Our target customers fall into three different market channels: retail, corporate and wholesale.

Our retail market focuses on sales directly to consumers. The retail market consists of small to medium-size bakeries that feature handmade, value-added products that are purchased online through websites, phone orders or walk-in retail outlets. Due to the limited size and nature of the bakeries in this market and the lack of information regarding these bakeries because they tend to be smaller, private companies whose results are not available to the general public, we cannot provide comparative material and public research that addresses our niche market specifically; however, we believe that the trends mentioned below for the frozen pie industry speak to the market we serve in a more general sense and are thus helpful for comparative purposes.

Our corporate market consists of companies from all over the United States that place orders during the holiday season, or throughout the year, for pies to be shipped to their respective customers and/or employees. Some of these companies also order pies to be shipped to their place of business for employee events and/or special occasions.

Our wholesale market includes many larger, well-established companies that have significant experience in wholesale distribution. All of our pies for wholesale distribution are shipped frozen to our distributors, who then deliver them to their respective end-user. We focus on the quality, handcrafted nature of our pies and the value that such a dessert can bring to the overall dining experience of an end-user. Because of the inherent cost of the high quality ingredients that we use and the value-added marketing approach we employ, we must price our pies at the higher end of the wholesale dessert industry category.

We believe the market information below indicates that today’s consumer is eating out more, while still desiring products that have homemade quality. This information focuses on the frozen pie industry as a whole and provides statistics on the top ten manufacturers of frozen pies in 2008.

Top 10 Suppliers of Frozen Pies

52 weeks ending May 18, 2008 - Category sales $349,711,000

Company	Dollar Sales	Unit sales
Schwann	$179,050,500	46,877,540
Sara Lee	$81,257,400	23,847,190
American Pie	$65,534,060	11,503,450
Wells Dairy	$7,797,017	3,498,804
ConAgra	$3,806,600	688,580
Private Label	$3,721,701	919,932
Cyrus O'Leary	$1,181,628	279,850
Fruit & Vegetable Warehouse	$1,169,936	111,056
Wick's Pies	$861,776	177,093
Bonert's	$687,518	277,852

Top 10 Frozen Pie Brands

52 weeks ending April 20, 2008

Brand Name	Dollar sales (in millions)
Edwards	$84.9
Marie Callender's	$56.0
Sara Lee	$50.4
Mrs. Smith's Traditional Recipe	$47.2
Sara Lee Signature Selection	$24.3
Mrs. Smith's	$18.6
Mrs. Smith's Special Recipe	$15.6
Mrs. Smith's Soda Shoppe	$12.6
Claim Jumper	$8.6
Weight Watchers Smart Ones	$8.1

Source: Snack Food & Wholesale Bakery, p. 36
Data obtained from Information Resources Inc.,
for Supermarkets, Drug Stores and Mass Merchandisers

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

Products

Our products are high-quality, eleven inch handmade pies. We sell several varieties of pies including: apple, peach, cherry, blackberry, blueberry, pecan, buttermilk, chocolate-pecan, lemon velvet, coconut supreme and heavenly chocolate. In March 2009, we added a key lime margarita pie to our variety of pie offerings. We also offer seasonal pies in anticipation of customer demand and in response to holiday seasons, such as pumpkin pie in November for Thanksgiving. We individually package our pies to our retail and corporate customers. Our wholesale customers purchase our products by the case, which includes two pies per case.

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

As of March 31, 2009, we have a sales and marketing team consisting of three full-time employees and one part-time employee. The team’s primary responsibility is to establish sales strategies, product marketing events, and outside sales support.

In addition to our sales and marketing team, we secured the services of foodservice brokerage firms that represent our products in our wholesale markets. During the twelve month period ended March 31, 2009, we secured the services of Hanks Brokerage Company, ISA Lubbock, Z Sales, Millennium Marketing, Inc. and Coast to Coast Food Brokers, LLC.

Our primary sales channels include: retail, corporate and wholesale.

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

Wholesale: Our wholesale efforts focus on food distributors that purchase our product for distribution to their respective customer base. Broadline distributors carry extensive product lines in all categories of the food and beverage industry and represent a very large customer base in number and geographically. Specialty distributors will carry focused product lines for specific markets and/or customers. During the fiscal year ended March 31, 2009, we increased our distribution territory with Sysco Food Services, Cheney Brothers, and thirteen new retail grocery stores located in Texas and Missouri. While we increased our distribution territory during the fiscal year ended March 31, 2009, 38% of our wholesale business came from our efforts in the south Texas region where we are located and have had distribution channels in place for the longest period of time. These sales are driven through the efforts of our in-house sales personnel, working with our foodservice broker and established food distributors.

We intend to expand our customer base by continuing to market directly to our website customers, corporate customers, and to work with food distributors who sell to commercial end-users such as restaurants, hotels, hospitals, convention centers, sports facilities, caterers, retail grocery store outlets, bakeries and coffee shops. In order to further expand our customer base, we intend to focus more of our efforts on the retail grocery store segment.

Customers

For the fiscal years ended March 31, 2009 and March 31, 2008, our pie sales revenues were split between the following markets:

Category	March 31, 2009	March 31, 2008
Retail	20%	24%
Corporate	16%	20%
Wholesale	64%	56%
Total Sales	100%	100%

For the fiscal years ended March 31, 2009 and March 31, 2008, our two primary wholesale customers, Ben E. Keith Food Services and Sysco Corporation represented the following percentage of our pie sales revenues:

Distributor	March 31, 2009	March 31, 2008
Ben E. Keith Food Services	29%	32%
Sysco Corporation	20%	15%
Total Sales	49%	47%

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

Raw Materials

We purchase the majority of our baking ingredients from supplier and distributor, Ben E. Keith Foods San Antonio. We currently have a contract with Ben E. Keith Foods that offers cost incentives when 80% or more of our purchases are through Ben E. Keith Foods. Although this is beneficial for cost incentives, the contract is non-binding. If the contract with Ben E. Keith Foods were cancelled, we believe we could find another supplier or suppliers on the same or substantially similar terms.

As of March 31, 2009, we purchase our boxes for packing from Bates Container in San Antonio, Texas. There is no supplier risk for our packaging materials as there are many other vendors that can provide the same products at a similar price to meet our packaging needs.

Most of the materials we use to make and package our pies such as fruit, baking ingredients and cardboard for our packaging are commodity items, meaning they are available from many sources at approximately the same price. It is possible that certain commodity items may increase in price if, for example, weather negatively affects a particular crop. We have not experienced any substantial price increase, but if we do, our costs could increase which could affect our margins. If prices rise substantially for our raw materials, we may have to raise prices on our products which could hurt our competitive position and our revenues could decrease.

Delivery

All of our pies are fully-baked, frozen and packaged to prepare them for delivery. All retail and corporate pies are either picked up by the customer or shipped frozen via FedEx, UPS, or other similar carriers, utilizing either one or two-day delivery service, depending on the customer location. Ground delivery to home or business is available for Texas. All other states require standard overnight service in the summer or two day delivery in any other season in order to maintain product quality and freshness.

Wholesale pies are packaged and placed on standard food size shipping pallets for pickup by wholesale distributors. These pies are shipped by refrigerated trucks and stored frozen on the distributors’ premises before being delivered by refrigerated truck to the end-user.

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

Wholesale Competition:

Sweet Street Desserts – Reading, Pennsylvania

Lawler’s Desserts – Humble, Texas

Chef Pierre, a division of Sara Lee Food Service – Cincinnati, Ohio

Our goal is to compete by differentiating ourselves in the marketplace and promoting a “value-added” approach. We accomplish this approach by promoting several key elements that we believe set us apart from our competition. One of the most important features of our products is quality. To date, we have competed in the retail markets primarily through word of mouth and by sampling our product at high profile shows/events where our target market is in attendance. We have also initiated some basic internet-based marketing and sales efforts including a viral marketing campaign. When marketing our products to our customers, we stress the quality of our products, the fact that they are handmade, and our reputation for customer service. We have been able to communicate this message through the efforts of our sales personnel. We believe our approach to be well received in the marketplace.

In both our wholesale and retail categories, we feel that our price-points are consistent with what we see as our competition in this segment of the dessert market. Because of the relative expense of our products, especially in our wholesale business, we offer value-added services to our distributors’ end-users who may desire to utilize these services. These services include allowing the use of our “Tootie” brand, the education of wait staff by our sales personnel, as well as supplying end-users with point-of-sale materials. We believe the name “Tootie Pie” is catchy and we have found it to help generate interest among customers when mentioned by the end-users’ wait staff. We are currently a small competitor in terms of geographic coverage and volume compared to some of our competitors in the wholesale market, but based on the positive response and growth in orders we have received from our distributors and their respective customers, we believe we will continue to grow in geographic coverage and volume.

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

Seasonality

The high-end dessert business, and more specifically the pie business, experiences seasonal selling periods. We have completed four such seasons since we started our business. We have experienced large fluctuations in the percentage breakdown between the categories of our business at the various reporting periods during the year. Although our retail and corporate customers purchase our pies throughout the year, the majority of these sales occur during November and December, or our fiscal third quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue also being recorded during our fiscal third quarter. Specifically, 59% of our retail revenue, 94% of our corporate revenue and 39% of our wholesale revenue for the fiscal year ended March 31, 2009 was recorded in our fiscal third quarter.

Employees

As of March 31, 2009, we had eight full-time and two part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

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

WE NEED ADDITIONAL WORKING CAPITAL AND WITHOUT ADEQUATE CAPITAL, WE MAY NOT BE ABLE TO FULFILL OUR BUSINESS PLAN.

Although we believe that we have adequate capital to fund our operations through our fiscal year ended March 31, 2010, we believe we will need additional working capital to fund our growth plans. However, we may not be able to access the capital we need on terms acceptable to us. If we can access financing, it may involve issuing debt or equity securities that are senior to our outstanding shares. Any issuance of convertible debt or equity securities may dilute the value of our current shares outstanding. If we issue debt securities or take loans from private investors, we may have to agree to certain covenants as a condition of those loans that restrict the manner in which we run our Company. In addition, if we cannot raise additional capital, it is likely that our potential growth will be restricted and we will be forced to scale back or curtail the implementation of our business plan. If we do not raise additional capital, the value of your investment may decrease or become worthless.

WE INITIALLY BEGAN AS A START-UP BUSINESS WITH A SMALL CUSTOMER BASE AND, IF WE DO NOT EXPAND OUR CUSTOMER BASE, WE WILL NOT GENERATE SUFFICIENT REVENUES TO MAKE OUR BUSINESS SUCCESSFUL.

We initially began as a start-up business with a small customer base. While we continue to experience a growth in revenues, we have not yet developed a viable customer base to become profitable. We will have to develop a substantial customer base and generate sufficient revenues to cover our expenses and eventually become profitable. We may not be successful at attracting customers. If we are unsuccessful at generating revenues from customers, our business will likely fail and you may lose some or all of your investment.

WE USE COMMODITIES SUCH AS FRUIT, FLOUR, AND OTHER RAW MATERIALS TO MAKE OUR PRODUCTS THAT MAY BE SUBJECT TO CERTAIN PRICE PRESSURES AND, IF OUR RAW MATERIAL PRICES INCREASE SIGNIFICANTLY, IT MAY REDUCE OUR MARGINS.

We have numerous sources for fruit, flour and raw materials to make our products. However, we are exposed to the same economic risks associated with the factors that can affect commodities such as weather, market conditions, or transportation-related economic risks. If the price of our raw materials increases significantly, it may reduce our margins and negatively affect our profits, if any.

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

INFLATION AND OTHER MARKET CONDITIONS MAY INCREASE OUR OPERATING EXPENSES.

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy, insurance (including liability and workers compensation) and other supplies and services. To the extent that price increases cannot be passed along to our customers, those increases could impact our financial results.

Future supplies and costs for the commodities that we purchase may fluctuate due to weather and other market conditions outside of our control. In addition, our suppliers may be affected by higher costs to produce and transport commodities used in our manufacturing facilities, higher minimum wage and benefit standards and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us.

WE RELY ON TWO CUSTOMERS FOR THE MAJORITY OF OUR WHOLESALE BUSINESS, BEN E. KEITH FOOD SERVICES AND SYSCO CORPORATION, AND IF WE LOSE THESE CUSTOMERS OUR REVENUES WILL LIKELY DECLINE.

As of March 31, 2009, our two largest wholesale customers are Ben E. Keith Food Services and Sysco Corporation. Ben E. Keith Food Services is a customer through its Ben E. Keith Food Services San Antonio, Dallas/Fort Worth, Oklahoma City, Amarillo, Albuquerque and Little Rock locations. Sysco Corporation is a customer through its Sysco Food Services of San Antonio, Austin, Houston, Dallas, Atlanta, St. Louis and Jackson locations. For the twelve month period ended March 31, 2009, Ben E. Keith Food Services and Sysco Corporation combined for 49% of our overall pie sales, 29% and 20% respectively. These food distributors buy our products for resale to their customers. The loss of business from either of these food distributors could have a negative impact on our ability to grow our wholesale business, which we expect to be a significant part of our sales growth.

WE DEPEND ON THE EXPERIENCE OF OUR CHIEF EXECUTIVE OFFICER AND THE LOSS OF OUR CHIEF EXECUTIVE OFFICER WILL AFFECT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our performance is substantially dependent on the performance of Don Merrill, Jr. our Chief Executive Officer and Interim Chief Financial Officer. Mr. Merrill is knowledgeable about our Company and business plan and the loss of his services would require us to expend time and resources to seek a replacement. We would also have to invest in training and educating such replacement about our business. We have limited resources and it may be difficult for us to offer compensation that would allow us to attract well-qualified executive officers. If the replacement has less experience than Mr. Merrill or does not understand our business as well, we may not implement our business plan successfully. Without the expertise of Mr. Merrill, or an immediate and qualified successor, we may be forced to curtail operations or, ultimately, close the business entirely.

IF WE DO NOT MANAGE OUR GROWTH, WE MAY NOT BE SUCCESSFUL.

In order to become profitable, we will need to substantially grow our business. Our growth is expected to place a significant strain on our managerial, operational and financial resources. Further, as we receive orders, we will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of our further growth or in the number of our orders. Our systems, procedures and controls may not be adequate to support our operations and we may not be able to achieve the rapid execution necessary to successfully offer our products and implement our business plan. Our future operating results will also depend on our ability to add additional personnel commensurate with the growth of our business. If we are unable to manage growth effectively, our business, results of operations and financial condition may deteriorate and our business may fail. As a result, you may lose some or all of your investment.

IF WE DO NOT PROTECT OUR TRADEMARKS AND OTHER INTELLECTUAL PROPERTY, WE MAY FIND IT HARDER TO COMPETE IN THE MARKETPLACE.

We rely on trademarks, copyrights, domain names, trade dress and trade secrets to market our products and develop our business. We have filed and obtained a Federal Copyright to protect our Company logo and trade dress. We have also filed and obtained a State Trademark application with the State of Texas to protect the name “Tootie Pie Company.” When we purchased some of the assets associated with Tootie Pie Company, Inc., including the name and recipes, we believed the Tootie Pie brand image would allow us to more effectively market our products. We cannot be sure that our interests in these intellectual property rights will be completely protected. It is possible that our rights in this intellectual property will be invalidated, circumvented or challenged in the future. If our rights are challenged, we will likely have to expend significant resources to protect them and we may not have sufficient resources to adequately defend our rights. If we do not protect our intellectual property, we will have to develop new branding for our products which could substantially increase our costs and such branding may not be accepted by consumers. Our failure to successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results and financial condition. We have Confidentiality Agreements in place with all current employees protecting our trade secrets, including the recipes for the pies.

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

Our primary challenge in our retail market is the size and scope of servicing customers on a national level. There are many companies marketing and shipping “high end” dessert offerings throughout the United States. We believe to complete effectively, we will have to expend significant funds to build our brand and market our products. Our foodservice distribution for our wholesale market is provided by local, regional and national distributors that carry many different products and brands. We currently cover the greater Texas region, Oklahoma, Kansas, Missouri, Louisiana, New Mexico, Colorado, Tennessee, Mississippi, Georgia and Arkansas with these distributors. While we feel there is a market for the “high end, handmade” pies our Company provides, we are competing against numerous well-established companies with significant resources that market quality dessert products. Our challenge will be our ability to compete successfully against the competitive pressures the large competitors present, including possible downward pressure on the prices we charge for our products that could reduce our revenues or increase our costs, or both. Working through our foodservice distributors will also require significant investment and marketing support in order to further expand our wholesale distribution. If we are unable to compete in the market for “high end” dessert products, we may not have sufficient revenues to become, or remain, profitable.

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

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

ITEM 2. PROPERTIES.

As of March 31, 2009, our headquarters and operations were housed in approximately 5,000 square feet of leased office/warehouse space in Boerne, Texas. The lease expires in August 2010 and requires annual rent of approximately $36,000. In addition, we pay the real estate taxes and insurance on the building which totaled approximately $5,000 and $3,000, respectively, for the twelve month period ended March 31, 2009. While we believe our existing facilities will be adequate to meet our anticipated needs for the next year, we are currently evaluating our facility requirements to meet our future needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2009.

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

For the Fiscal Year Ended March 31, 2009	High	Low
Quarter ended June 30, 2008	$ 0.80	$ 0.76
Quarter ended September 30, 2008	$ 0.80	$ 0.10
Quarter ended December 31, 2008	$ 0.60	$ 0.35
Quarter ended March 31, 2009	$ 0.45	$ 0.15

For the Fiscal Year Ended March 31, 2008	High	Low
Quarter ended June 30, 2007*	$ 1.50	$ 0.65
Quarter ended September 30, 2007	$ 1.15	$ 0.55
Quarter ended December 31, 2007	$ 1.00	$ 0.71
Quarter ended March 31, 2008	$ 1.01	$ 0.65

* From April 9, 2007 through June 29, 2007

Holders

As of June 19, 2009, 9,157,962 shares of our common stock are issued and outstanding. As of June 19, 2009, there were approximately 134 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future. Instead, we intend to reinvest our earnings into our Company, if any.

Recent Sales of Unregistered Securities

During the three months ended March 31, 2009, we did not issue any unregistered equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

Overview

On June 16, 2005, we incorporated in the State of Nevada. On September 9, 2005, we purchased the rights, recipes, customer lists and certain equipment of a sole proprietor located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000. Our fiscal year end is March 31. Our financial statements for the fiscal years ended March 31, 2008 and March 31, 2009 represent our second and third full fiscal years of operations, respectively.

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

Our wholesale market is comprised of regional and national broadline foodservice distributors who purchase our products and then resell them to their customers. We started the fiscal year selling to the following distributors:

•

Ben E. Keith Food Services San Antonio

•

Ben E. Keith Food Services Dallas/Fort Worth

•

Ben E. Keith Food Services Oklahoma

•

Ben E. Keith Food Services Amarillo

•

Ben E. Keith Food Services Albuquerque

•

Ben E. Keith Food Services Little Rock

•

Sysco Food Services of San Antonio

•

Sysco Food Services of Austin

•

Sysco Food Services of Houston

•

U.S. Foodservice – Austin

•

Performance Food Group – Temple

•

Martin Preferred Foods – Houston

During the first quarter ended June 30, 2008, we increased our distribution base with Sysco Food Services of Dallas.

During the second quarter ended September 30, 2008, we increased our distribution base as follows:

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

During the fourth quarter ended March 31, 2009, we increased our distribution base with the addition of Sysco Food Services of Jackson, Mississippi.

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

Sysco Food Services of San Antonio, Austin, Houston, Dallas, Atlanta, St. Louis and Jackson are part of Sysco Corporation, a national foodservice distributor. Each location covers the following territories:

•

Sysco Food Services of San Antonio sells to customers located in the south Texas market.

•

Sysco Food Services of Austin sells to customers located in the central Texas market.

•

Sysco Food Services of Houston sells to customers located in the east Texas market.

•

Sysco Food Services of Dallas sells to customers located in the Dallas/Ft. Worth market.

•

Sysco Food Services of Atlanta sells to customers in the greater Atlanta market.

•

Sysco Food Services of St. Louis sells to customers in the greater St. Louis market.

•

Sysco Food Services of Jackson sells to customers in Mississippi and surrounding markets.

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

To assist us in covering the markets mentioned above, beginning in the fall of 2007, we retained the services of Hanks Brokerage Company. Hanks Brokerage is a foodservice broker, responsible for soliciting orders, introducing new products at our request and maintaining contact with certain accounts. In addition, Hanks Brokerage will transmit all information to us relating to competitive pricing, promotion and advertising bearing on our products and attend trade shows relating to the food trade within its territory.

We manage our production of finished inventory by maintaining an established minimum level of inventory by product type. We believe this provides us the necessary lead time to produce inventory based on demand. To manage our inventory for the seasonality of our retail, corporate, and wholesale sales, we analyze our current production capacity and based on this capacity and projected sales volumes, we build up our inventory of pies to meet the anticipated demand. In the event we over-produce inventory for the holiday season, we intend to reduce inventory production and sell the excess inventory to wholesale and retail customers after the holiday season.

During the fiscal year ended March 31, 2009, we focused our efforts toward strengthening our corporate structure to support growth in unit sales and revenues. To support this anticipated growth, we focused on selling and marketing by hiring three additional sales personnel and hired an outside telemarketing firm to initiate a telemarketing campaign.  Although this effort showed substantial promise in sales lead generating during the first two quarters of the fiscal year, we believe the recent economic downturn has negatively affected our ability to increase sales in this area by causing many corporations to drastically curtail gift related expenditures.  We believe that factors including increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit and consumer confidence have negatively influenced consumer spending behavior.  Consequently, we did not pursue our efforts in the last two quarters of the fiscal year; however, we do intend to utilize the sales leads generated during this campaign in the current fiscal year, as we could do this with existing personnel.

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

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in the company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. We adopted the provisions of FIN 48 effective April 1, 2007. The adoption did not result in an adjustment to our tax liability for unrecognized income tax benefits. At the adoption date of April 1, 2007, we did not have any unrecognized income tax benefits. At March 31, 2009, the unrecognized tax benefit was unchanged from adoption.

Revenue Recognition: We recognize revenue when the following four criteria have been met: the product has been shipped and we have no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. Our products may be shipped from either production or third party storage facilities to customers. Deductions from sales for discounts are recorded as reductions of revenues and are provided for at the time of initial sale of product.

Share-Based Compensation: The FASB published Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires that we recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We must measure that cost based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

This Statement requires us to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period we require our employee to provide services for the award.

Results of Operations

Comparison of the Year Ended March 31, 2009 to the Year Ended March 31, 2008

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets. Revenues for the twelve months ended March 31, 2009 increased 17.6% to $1,670,324 from $1,420,029 for the twelve months ended March 31, 2008. The increase from the prior year period was primarily attributable to the increase in revenues generated from our wholesale customers.

The 17.6% increase in revenues for the twelve months ended March 31, 2009 is detailed in the following table.

Category	Year Ended March 31, 2009	Year Ended March 31, 2008	$ Increase	% Increase
Retail	$299,692	$291,590	$8,102	2.7%
Corporate	230,225	242,163	(11,938)	(4.9)%
Wholesale	949,395	714,131	235,264	32.9%
Packaging/Shipping Reimbursements	191,012	172,145	18,867	10.9%
Net Sales	$1,670,324	$1,420,029	$250,295	17.6%

For the periods reported below, our customers were in the following categories:

Category	Year Ended March 31, 2009	Year Ended March 31, 2008
Retail	20%	24%
Corporate	16%	20%
Wholesale	64%	56%
Totals	100%	100%

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales are during November and December, or our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue recorded during our third fiscal quarter. Specifically, 59% of our retail revenue, 94% of our corporate revenue and 39% of our wholesale revenue for the fiscal year ended March 31, 2009 was recorded in our fiscal third quarter.

As of March 31, 2009, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation. For the twelve month period ended March 31, 2009, Ben E. Keith Food Services and Sysco Corporation combined for 49% of our overall pie sales, 29% and 20% respectively.

Costs of Sales:

Cost of sales includes raw materials, direct labor, cooking and cleaning supplies, and factory overhead. Cost of sales was $621,025 for the twelve months ended March 31, 2009 compared to $510,504 for the twelve months ended March 31, 2008. The increase from the prior year was due primarily to the increase in pie sales volume to our existing and new retail, corporate and wholesale customers.

Cost of sales, as a percentage of net sales, was 37.1% for the twelve month period ended March 31, 2009 compared to 35.9% for the twelve month period ended March 31, 2008. We do not consider the 1.2 percentage point change in our cost of sales as a percentage of net sales for the twelve month period ended March 31, 2009 to be a particularly meaningful change and attribute it to our fixed cost of manufacturing being spread over the number of units sold resulting in no meaningful changes in manufacturing efficiencies. The result is a fairly constant cost of sales and overall cost per unit produced and sold from one twelve month period to the next.

Gross Margin:

Gross margin was 63% for the year ended March 31, 2009 compared to 64% for the year ended March 31, 2008. This reflects a fairly consistent cost of sales percentage from one fiscal year to the next. The result is a similar gross profit for each unit sold from the prior year period. We expect the gross margin percentage to continue to fluctuate slightly as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $1,730,377 for the twelve month period ended March 31, 2009, from $1,469,749 for the twelve month period ended March 31, 2008. Growth in our selling, general and administrative expenses is a result of our anticipating a continued high degree of growth in our unit sales and revenues and our decision to provide selling and marketing support for these anticipated sales increases. The increase in selling expenses from the prior year period were principally due to managing growth in unit sales, market territories, shipping and packaging expenses, food show fees and increases in customer support capabilities including hiring additional personnel. The primary causes of the increase in general and administrative expenses from the prior year period were principally derived from hiring additional personnel to meet anticipated sales growth that did not materialize due to deteriorating U.S. economic conditions.

Non-Operating Items:

Other income decreased to a loss of $3,071 for the twelve month period ended March 31, 2009 from income of $26,727 for the twelve month period ended March 31, 2008. The decrease from the prior period was primarily attributable to less cash deposited generating lower interest income earned in the twelve month period ended March 31, 2009 compared to the twelve month period ended March 31, 2008.

Net Loss:

Net loss increased to $687,815 for the twelve months ended March 31, 2009 from $533,497 for the twelve months ended March 31, 2008. The net loss increase for the twelve months ended March 31, 2009 is attributable to the fact that our expenses increased at a rate greater than our sales, as described above.

Liquidity and Capital Resources

Since our inception to March 31, 2009, we have raised working capital of $790,000, net of offering costs, from the sale of our common stock under a private placement of securities. From April 17, 2007 through June 24, 2008, we raised an additional $1,493,500 of working capital from the exercise of 2,987,000 warrants pursuant to the call of the Class A warrants as further described below. The amount of working capital that we require depends on several factors, including, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with future expansion of our manufacturing and customer support capabilities and our operating results.

On January 8, 2007, the Securities and Exchange Commission declared our registration statement on Form SB-2 effective. The registration statement registered 11,901,800 shares of our common stock. On April 9, 2007 our common stock commenced trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “TOOT.”

As part of the 11,901,800 shares registered, 5,974,000 shares of common stock may be issued if all of our outstanding warrants were exercised. We had two classes of warrants, Class A and Class B. The Class A warrants had an exercise price of $0.50 per share. On April 17, 2007, we called the Class A warrants representing 2,987,000 shares of our common stock issuable under the call feature of the warrants. This feature allowed us to call the Class A warrants if our common stock reached a trading price equal to or greater than $0.75 per share. As of June 24, 2008, we sold all of the Class A warrants representing 2,987,000 shares for $1,493,500 as a result of the warrant call.

The Class B warrants had an exercise price of $1.00 per share. The Class B warrants expired on June 30, 2008 and none of the 2,987,000 common shares represented by those warrants were exercised.

We believe our current working capital will be adequate to fund our operations through our fiscal year ending March 31, 2010. In the event our current working capital is not adequate to fund our operations and growth and we do not receive any additional proceeds from the exercise of the remaining warrants, we may need to seek alternative sources of working capital. Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2009, we had $183,859 of cash and cash equivalents, compared to $1,028,086 of cash and cash equivalents at March 31, 2008. Our current assets at March 31, 2009, were $617,106 compared to $1,264,158 at March 31, 2008. Our current liabilities at March 31, 2009, were $44,779 compared to $85,178 at March 31, 2008.

Net cash used in operating activities was $815,406 for the twelve months ended March 31, 2009 and $481,166 for the twelve months ended March 31, 2008. Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities.

Net cash used in investing activities was $92,741 for the twelve months ended March 31, 2009 and $58,499 for the twelve months ended March 31, 2008. These investing activities primarily reflected capital expenditures to develop new software for our website including integrating our website into our accounting and order fulfillment systems and purchasing new manufacturing equipment.

Net cash provided by financing activities of $63,920 and $1,429,580 for the twelve months ended March 31, 2009 and 2008, respectively, represented proceeds from the issuance of common stock from the exercise of the Class A warrants.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tootie Pie Company, Inc.

Boerne, Texas

We have audited the accompanying balance sheets of Tootie Pie Company, Inc. (the “Company”) as of March 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tootie Pie Company, Inc., as of March 31, 2009 and 2008, and the results of its operations, changes in stockholders’ equity, and cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
Dated: June 26, 2009

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	March 31, 2009	March 31, 2008
ASSETS
Current Assets:
Cash and equivalents	$183,859	$1,028,086
Accounts receivable, trade	32,021	19,666
Inventory	356,170	184,854
Other current assets	45,056	31,552
Total current assets	617,106	1,264,158

Fixed Assets:
Furniture and equipment	260,976	168,235
Leasehold improvements	34,318	34,318
Building	7,000	7,000
Total fixed assets	302,294	209,553
Less accumulated depreciation	(123,784)	(74,665)
Net fixed assets	178,510	134,888

Other Assets:
Intangible assets, net	93,226	120,512
Deposits and other	3,750	3,000
Total other assets	96,976	123,512

Total Assets	$892,592	$1,522,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$10,775	$33,373
Accounts payable, employees	3,878	10,968
Accrued expenses	30,126	40,837
Total current liabilities	44,779	85,178

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 99,900,000 shares, 9,032,962 and 8,875,035 issued and outstanding	9,033	8,875
Additional paid-in-capital	2,785,000	2,686,910
Retained earnings (deficit)	(1,946,220)	(1,258,405)
Total stockholders’ equity	847,813	1,437,380

Total Liabilities and Stockholders’ Equity	$892,592	$1,522,558

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year Ended March 31, 2009	Year Ended March 31, 2008
Sales, net	$1,670,324	$1,420,029
Cost of goods sold	621,025	510,504
Gross profit	1,049,299	909,525
Operating Expenses:
General and administrative expense	597,533	686,478
Selling expense	1,132,844	783,271
Total operating expenses	1,730,377	1,469,749
Operating (Loss)	(681,078)	(560,224)
Other Income (Expense):
Interest income	8,173	27,056
Gain (Loss) on sale of assets	—	(556)
Other (expense) income	(11,244)	227
Total other income (expense), net	(3,071)	26,727
Loss before income taxes	(684,149)	(533,497)
Income taxes – Texas margin tax	(3,666)	—
Net Loss	$(687,815)	$(533,497)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.08)	$(0.07)
Weighted average common shares outstanding, basic and diluted	9,008,119	7,920,001

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Common Stock
	Shares	Amount
Balance at March 31, 2007	5,960,200	$5,960	$1,124,100	$(724,908)	$405,152
Common stock issuances:
Proceeds from exercise of warrants, net of offering costs of $-0-	2,859,160	2,859	1,426,721	—	1,429,580
Common stock for services	55,675	56	48,190	—	48,246
Stock options issued for services	—	—	87,899	—	87,899
Net (loss) for the year	—	—	—	(533,497)	(533,497)
Balance at March 31, 2008	8,875,035	$8,875	$2,686,910	$(1,258,405)	$1,437,380
Common stock issuances:
Proceeds from exercise of warrants, net of offering costs of $-0-	127,840	128	63,792	—	63,920
Common stock for services	30,087	30	31,950	—	31,980
Stock options issued for services	—	—	2,348	—	2,348
Net (loss) for the year	—	—	—	(687,815)	(687,815)
Balance at March 31, 2009	9,032,962	$9,033	$2,785,000	$(1,946,220)	$847,813

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2009	Year Ended March 31, 2008
Operating Activities
Net loss	$(687,815)	$(533,497)
Adjustments to reconcile net loss
to net cash (used) by operating activities:
Depreciation	49,119	38,143
Amortization	27,286	27,285
(Gain)/loss on sale of fixed assets	0	556
Common stock issued for services	31,980	46,624
Stock options issued for services	2,348	87,899
Changes in operating assets and liabilities:
Accounts receivable	(29,419)	(10,101)
Inventory	(171,316)	(161,517)
Other assets	2,810	(15,308)
Accounts payable and accrued expenses	(40,399)	38,750
Net Cash (Used) by Operating Activities	(815,406)	(481,166)
Investing Activities
Purchases of fixed assets	(92,741)	(58,499)
Net Cash (Used) by Investing Activities	(92,741)	(58,499)
Financing Activities
Issuances of common stock, net of offering costs	63,920	1,429,580
Net Cash Provided by Financing Activities	63,920	1,429,580

Net Change in Cash	(844,227)	889,915
Cash at beginning of year	1,028,086	138,171

Cash at End of Year	$183,859	$1,028,086

Supplemental Disclosures

Interest paid in cash	$—	$—
Income taxes paid in cash	—	—
Non-cash Activities:
Issuance of common stock for services	31,980	46,624
Issuance of stock options for services	2,348	87,899

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Reporting Period: These financial statements are as of, and for the years ended, March 31, 2009 and 2008.  The Company operates on a March 31 fiscal year end.

Cash and Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable: Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $-0- at March 31, 2009 and 2008. The allowance for doubtful accounts is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Inventories: Inventories are stated at the lower of cost (which is determined on a first-in, first-out basis) or market and consists of raw materials, packaging materials and finished goods. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. A reserve for obsolete inventories was not required at March 31, 2009 and 2008.

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

Intangible Assets: Intangible assets consist primarily of recipes (see Note 2), and are being amortized straight-line over 7 years. Accumulated amortization totaled $97,774 at March 31, 2009 and $70,488 at March 31, 2008. The Company periodically reviews, on at least an annual basis, the carrying value of its intangible and long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the fair value of intangible and long-lived assets, determined based upon the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

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

The Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” Under FIN 48, tax positions are recognized in the Company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

Advertising Costs: The cost of advertising is expensed as incurred. The Company incurred advertising expense of approximately $80,000 for the year ended March 31, 2009 and $17,000 for the year ended March 31, 2008.

Product Development Costs: Cost of new product development and product redesign are charged to expense as incurred.

Shipping and Handling Costs: Revenue received from shipping and handling fees of $177,778 for the year ended March 31, 2009 and $161,875 for the year ended March 31, 2008 is reflected in sales. Costs associated with shipping product to customers is included in selling expenses and totaled $191,570 for the year ended March 31, 2009 and $154,140 for the year ended March 31, 2008.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and equivalents and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base consists of retail, corporate and wholesale buyers which are geographically dispersed. For the year ended March 31, 2009, the Company’s two primary wholesale customers represented 29% and 20% of pie sales revenue. The Company has recorded $496 of bad debt expenses during the fiscal year ended March 31, 2009 and no bad debt expenses for the fiscal year ended March 31, 2008.

Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the accompanying audited financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

Subsequent Events: Subsequent events have been evaluated by management through the date of the report of the independent registered public accounting firm. Material subsequent events, if any, are disclosed in a separate footnote to these financial statements.

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

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - continued

Share-Based Compensation: The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values.  Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method.  The Company’s financial statements for the year ended March 31, 2009 and March 31, 2008 reflects the impact of SFAS 123(R). The impact to the Company for adopting SFAS 123(R) in the year ended March 31, 2008 was compensation cost of $87,899 and for the year ended March 31, 2009 was $22,832.

New Accounting Pronouncements: In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 “Subsequent Events.”  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement requires that public companies evaluate all subsequent events occurring through the date that their financial statements are issued.  The provisions of SFAS No. 165 are effective for financial periods ending after June 15, 2009.  The Company does not believe adoption of SFAS No. 165 will have a material effect on its results of operations or financial position.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States. The Company does not expect FAS 162 to have a material impact on the preparation of its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of FAS No. 142-3, but does not believe it will be material on its results of operations or financial position.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 2 – PURCHASE OF CERTAIN ASSETS

On September 9, 2005, the Company purchased the rights, recipes, customer lists, and certain equipment of a sole proprietor located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000. The $200,000 purchase price was allocated to the following assets acquired:

Plant and equipment	$9,000
Intangible asset – recipes	191,000
$200,000

The remaining amortization expenses related to the intangible asset will be incurred as follows:

Year Ending March 31,
2010	27,286
2011	27,286
2012	27,286
2013	11,418

NOTE 3 – INVENTORIES

Inventories consist of the following at March 31:

	2009	2008
Raw materials	$92,965	$26,127
Packaging materials	34,966	6,672
Finished goods	228,239	152,055
Total Inventories	$356,170	$184,854

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

Pro forma information regarding net income (loss) and earnings (loss) per share is included in Note 1 as required by SFAS No. 123(R) and uses the Black-Scholes option pricing model. The fair value for these options was estimated at the date of grant with the following weighted-average assumptions for the period ended March 31:

	2009	2008
Risk-free interest rate	*	2.73%
Expected dividend yield	*	0%
Expected volatility of common stock	*	47%
Expected weighted-average life of option	*	10 years

* No grants were awarded in the fiscal year ended March 31, 2009.

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

A summary of the status of the Company’s non-plan and plan options is as follows:

	Year Ended March 31, 2009		Year Ended March 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the Beginning of year	741,000	$0.49	490,000	$0.29
Granted	—	$—	251,000	$0.89
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Outstanding at the end of year	741,000	$0.49	741,000	$0.49
Aggregate intrinsic value, end of year	$—		303,810

Options exercisable at end of year	711,000	$0.48	711,000	$0.48
Aggregate intrinsic value, end of year	$—		298,620

Weighted Average fair value of options granted during the year	$—		0.39

Weighted average contractual life remaining at year-end		7.9 yrs.		8.9 yrs.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

Stock Warrants: No warrants are outstanding at March 31, 2009.

Preferred Stock: The Company has authorized 100,000 shares of $0.001 par value preferred stock, none of which are issued or outstanding at March 31, 2009. Voting powers, designations, preferences, and qualifications have not been set by the Board of Directors.

NOTE 5 – INCOME TAXES

The reconciliation of income tax computed at the U.S. federal statutory tax rates to total income tax is as follows for the fiscal years ended March 31:

	2009	2008
Tax (benefit) at statutory rate, 34%	$(233,000)	$(181,000)
Change in valuation allowance	225,000	181,000
Permanent differences	—	—
Other items	8,000	—
Income tax expense	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at March 31:

	2009	2008
Deferred tax assets (liabilities):
Net operating loss carryforward	$480,000	$263,000
Stock compensation expense	108,000	100,000
Total deferred tax assets	588,000	363,000
Less valuation allowance	(588,000)	(363,000)
Net deferred tax asset recorded	$—	$—

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense.  As of March 31, 2009, the Company had no accrued interest or penalties.

As of March 31, 2009, the tax years ended March 31, 2006 through March 31, 2009 remain subject to examination by tax authorities.

The Company’s tax net operating loss carryforward of approximately $1,411,000 (net benefit at 34% of $480,000) expires from 2026 to 2029.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2009 and 2008.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following reconciles the components of the earnings (loss) per share (EPS) computation.

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Period Ended March 31, 2009
Basic EPS:
Net income (loss)	$(687,815)	9,008,119	$(0.08)
Effect of dilutive options	—	—	—
Dilutive EPS	$(687,815)	9,008,119	$(0.08)

Period Ended March 31, 2008
Basic EPS:
Net income (loss)	$(533,497)	7,920,001	$(0.07)
Effect of dilutive options	—	—	—
Dilutive EPS	$(533,497)	7,920,001	$(0.07)

NOTE 7 – COMMITMENTS

Operating Leases: The Company has entered into a certain building operating lease expiring in August 2010. Minimum rental expense was approximately $35,000 for the fiscal years ended March 31, 2009 and 2008. Future minimum annual lease payments are as follow:

Year Ending March 31,
2010	$ 36,000
2011	—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer / Interim Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of March 31, 2009, of our executive officers and directors. Members of the board are elected and serve for three year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Don L. Merrill, Jr. (1)	50	President, Chief Executive Officer and Director
David Patterson (1)	54	Treasurer and Chief Financial Officer
Jeff Bailey (2)	31	Secretary and Vice President of Corporate Development
Raymond G. Armstrong, M.D. (3)	76	Director
David P. Strolle, Jr.	50	Director

(1)

Mr. Patterson resigned as our Treasurer and Chief Financial Officer effective May 21, 2009 on which date Mr. Merrill was appointed to serve as our Interim Chief Financial Officer.

(2)

Mr. Bailey resigned as our Secretary and Vice President of Corporate Development effective May 21, 2009.

(3)

Dr. Armstrong is the father-in-law of Mr. Merrill. Mr. Armstrong resigned on June 15, 2009.

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Don L. Merrill, Jr. has been our Chief Executive Officer and a director since our inception in June 2005. Effective May 21, 2009, Mr. Merrill was appointed to serve as our Interim Chief Financial Officer.  Mr. Merrill has over twenty years experience in capital markets, where he began his career with Merrill Lynch in 1983. In May 1989, Mr. Merrill left Merrill Lynch and began consulting directly with primarily early stage companies until September 2005 when he joined our Company. Mr. Merrill has provided his expertise on a consulting basis to companies in many business sectors, including specialty retail, telecommunications, financial services, and high tech communications, for close to twenty years. Mr. Merrill has evaluated many young companies and provided his expertise in raising both public and private equity. Mr. Merrill holds a Bachelor Degree in Advertising from the University of Texas at Austin, Texas.

David Patterson served as our Chief Financial Officer since our inception in June 2005 until his resignation on May 21, 2009. As a Certified Public Accountant, Mr. Patterson has twenty plus years experience in a variety of industries including public accounting, oil and gas, commercial banking, not-for-profit, foodservice brokerage, and other consulting related experience. He has served as an auditor with Touche Ross, an accounting supervisor for Tesoro Petroleum, a senior loan and asset manager for Gill Savings, and a senior loan workout officer and head of the commercial real estate department of Fleet Bank-New Hampshire. From May 2000 to December 2003, Mr. Patterson served as a Founding Partner and Chief Financial Officer of Guardian Food Service Systems. Mr. Patterson served as an accounting and financial consultant from January 2004 to August 2005. While serving as an accounting and financial consultant, Mr. Patterson served as a Sarbanes-Oxley Team Leader on a project for Baker Hughes, an international oil and gas services company based in Houston, Texas. Mr. Patterson holds a Bachelor of Business Administration Degree in Accounting from Texas State University.

Jeff Bailey served as our Vice President of Corporate Development since our inception in June 2005 until his resignation on May 21, 2009. While serving in this role, Mr. Bailey managed and participated in our daily operation with a focus on sales, marketing and distribution efforts. Mr. Bailey previously worked with JP Morgan Chase Bank in San Antonio, from May 2001 to August 2005, where he was involved in underwriting and extending credit to companies in numerous industries ranging from $10 million to $1 billion in revenues. His roles involved research, financial analysis and presentation skills coupled with client support and marketing efforts. With these responsibilities, Mr. Bailey assisted companies in securing financing for capital improvements, acquisitions and working capital needs. Mr. Bailey holds a Bachelor Degree in Agricultural Systems Management from Texas A&M University.

David P. Strolle, Jr. has served as a director on our Board since October 23, 2008 and currently serves as our general corporate counsel.  Mr. Strolle is a licensed attorney who has been engaged in the private practice of civil law with various firms for over twenty-four years with an emphasis on business litigation. Mr. Strolle currently represents several small to medium-sized Texas companies in an ex-officio general counsel role handling all legal issues for those companies. Mr. Strolle is a member in good standing of both the Texas and San Antonio Bar Associations and is licensed to practice in all state courts, the Federal Court of Claims and the federal courts in the Western and Southern Districts of Texas. Mr. Strolle has previously represented clients in complex business transactions including the purchase and sale of companies and the formation and dissolution of business entities. From February 2003 to June 2005, Mr. Strolle was a partner practicing law with Martin & Strolle, P.C.  Since July 2005, Mr. Strolle has been practicing law with the Law Offices of David P. Strolle, Jr., a sole proprietorship, with offices in San Antonio, Texas. Mr. Strolle holds a Bachelor of Business Administration from the University of Texas at Austin, Texas and a Doctor of Jurisprudence from the University of Houston Law Center.

Raymond G. Armstrong, M.D., served as a director on our Board from May 31, 2006 until his resignation on June 15, 2009. Dr. Armstrong began his medical career in the United States Air Force, where he achieved the rank of Colonel and has been practicing cardiothoracic surgery in the private sector for over twenty-seven years. He has achieved high recognition in the field of medicine as Chairman of Cardiothoracic Surgery at Methodist Transplant Hospital and Assistant Chairman of Thoracic Surgery at Wilford Hall Medical Center in San Antonio, Texas. He is a Fellow of the American College of Surgeons, American College of Cardiology, College of Chest Physicians, as well as being an active member of the Society of Thoracic Surgeons and Southern Thoracic Surgical Association. Dr. Armstrong is the past President of the San Antonio Cardiology Society and is an active member of the American Medical Association and the Bexar County Medical Society. He also serves on numerous boards and commissions in both the public and private sectors. He currently serves as President of Armstrong Enterprises, a sales and marketing company specializing in home health care products and has served in that capacity for the last ten years. Dr. Armstrong is the father-in-law of our President, Chief Executive Officer and Interim Chief Financial Officer, Don Merrill, Jr.

Compliance with Section 16(a) of the Exchange Act

We do not have any securities registered under Section 12 of the Exchange Act, as amended. Accordingly, our directors, executive officers, and stockholders beneficially owning more than 10% of our common stock are not required to comply with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a written code of ethics. Our Company is a small start-up company and we have not had the resources to document in writing all of our policies. Our Board of Directors currently is in the process of reviewing a code of ethics policy that will apply to our Principal Executive Officer, Principal Financial and Accounting Officer, Board of Directors and to all of our staff. While we do not have a formal code of ethics in place, we believe that our Company follows an ethical code in practice.

Procedure for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2009 Annual Meeting of Stockholders should be provided to our Chief Executive Officer. The recommended candidate should be submitted to us in writing addressed to 129 Industrial Drive, Boerne, Texas, 78006. The recommendation should include the following information: name of candidate; address, phone and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table presents the compensation information during the fiscal years ended March 31, 2009 and March 31, 2008 for our Principal Executive Officer and our former Principal Financial Officer. We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table for Fiscal Years Ended March 31, 2009 and 2008

Name and Principal Position (a)	Year Ended March 31, (b)	Salary ($) (c)	Options Awards (1) ($) (f)	Total ($) (j)
Don L. Merrill, Jr.	2009	90,229	0	90,229
Principal Executive Officer	2008	76,292	29,250	105,542

David Patterson	2009	75,958	0	75,958
Former Principal Financial Officer	2008	66,292	19,500	85,792

(1)

The amounts in this column were valued at the amount recognized for financial reporting purposes for the fair value of stock options granted in accordance with SFAS 123R.

NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

As of the date of this report, we do not have any written employment agreements with either of our named executive officers.  Effective February 1, 2009, Mr. Merrill’s current annual salary is $89,500 and Mr. Patterson’s annual salary was $50,000 until his resignation effective May 21, 2009.

We have issued compensation in the form of stock options to our named executive officers as disclosed in the Summary Compensation Table, however we have not committed to issue any additional equity securities to our named executive officers other than the common stock underlying these options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on March 31, 2009, the last day of our fiscal year, to each of the named executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table: March 31, 2009

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
Don L. Merrill, Jr.	50,000	$0.12	12/31/15
Don L. Merrill, Jr.	150,000	$0.40	3/22/17
Don L. Merrill, Jr.	75,000	$0.90	1/14/18

David Patterson	50,000	$0.12	12/31/15
David Patterson	50,000	$0.40	3/22/17
David Patterson	50,000	$0.90	1/14/18

NARRATIVE TO OUTSTANDING EQUITY AWARDS TABLE

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

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them during the fiscal year ended March 31, 2009.

March 31, 2009 Director Compensation Table

Name (a)	Fees earned or paid in cash ($) (b)	Total ($) (h)
Raymond G. Armstrong, M.D. (1)	800	800
David P. Strolle, Jr. (2)	600	600
Christopher Keese (3)	200	200

(1)

Mr. Armstrong resigned from our Board of Directors on June 15, 2009.

(2)

Mr. Strolle was elected to serve on our Board of Directors on October 23, 2008.

(3)

Mr. Keese’s term expired on October 23, 2008.  Mr. Keese no longer serves as a member of our Board of Directors.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

During the fiscal year ended March 31, 2009, we paid $200 cash compensation to our non-employee directors for their services on our Board of Directors for each Board meeting attended in person.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of June 19, 2009, by each person known by us to (i) beneficially own more than 5% of our common stock, and by each of our (ii) directors, (iii) each of our named executive officers at the end of our most recently completed fiscal year as defined in Item 402(m)(2) of Regulation S-K, and (iv) all directors and officers as a group. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Common Shares Beneficially Owned	Percent of Class (2)

Don L. Merrill, Jr. (3)	1,027,600	10.9%
David Patterson (4)	600,000	6.4%
Jeff Bailey (5)	575,000	6.2%
David P. Strolle, Jr. (6)	398,000	4.3%
Dan Gostylo (7)	184,760	2.0%

Directors and executive officers as a group (3 persons)	1,610,360	17.1%

(1)

Unless indicated otherwise, the address of all beneficial owners is c/o Tootie Pie Company, Inc., 129 Industrial Dr., Boerne, TX 78006.

(2)

Percentage calculations are based on 9,157,962 shares issued and outstanding on June 19, 2009.

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

(6)

Mr. Strolle’s beneficial ownership is comprised of 398,000 shares of common stock owned outright.

(7)

Mr. Gostylo’s beneficial ownership is comprised of 184,760 shares of common stock owned outright.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2009, our equity securities authorized for issuance, aggregated, are as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	741,000	$ 0.49	140,838	(1)
Total	741,000	$ 0.49	140,838

(1)

The Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan allows for the issuance of up to 500,000 shares of common stock or shares underlying common stock options. This number includes 140,838 shares available for issuance under this Plan.

Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan

On January 14, 2008, our Board of Directors approved the Tootie Pie Company, Inc. Stock Option and Incentive Plan, or the Plan. Prior to adoption of the Plan, our Board issued equity securities on December 31, 2005 and March 22, 2007 as compensation to certain employees. Subsequent to the adoption of the Plan, equity securities issued as compensation as of June 19, 2009 have been issued pursuant to the Plan.

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

On March 31, 2008, our Board of Directors approved bonuses in the form of fully-vested stock options, effective March 31, 2008, to certain individuals. The following table summarizes the stock options granted to these individuals:

Aggregate Common Shares Underlying Stock Options	Term	Exercise Price	Type of Stock Underlying Option
221,000	10 years	$0.90 per share	Registered common stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

David P. Strolle, Jr., a member of our Board of Directors, also serves as our general corporate counsel and we compensate him for his services in that capacity. During the fiscal year ended March 31, 2009, we paid Mr. Strolle a total of $600 for these services.

Director Independence

As of March 31, 2009, Don L. Merrill, Jr., Raymond G. Armstrong, M.D., and David P. Strolle, Jr. served as our directors. David P. Strolle, Jr. qualifies as "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board, or OTCBB. The OTCBB does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Akin, Doherty, Klein & Feuge, P.C. (Akin) audited our financial statements for the fiscal years ended March 31, 2009 and 2008.

Fees related to services performed by Akin in the years ended March 31, 2009 and March 31, 2008 were as follows:

	2009	2008
Audit Fees (1)	$41,000	$39,000
Audit-Related Fees	0	0
Tax Fees (2)	3,000	2,150
All Other Fees	0	0
Total	$44,000	$41,150

(1)

Audit fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.

(2)

Tax fees principally included tax advice, tax planning and tax return preparation for services billed from April through March of the fiscal year.

The Board of Directors has reviewed and discussed with our management and independent auditor our audited financial statements contained in this annual report on Form 10-K for our fiscal year ended March 31, 2009. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements in our annual report on Form 10-K for the fiscal year ended March 31, 2009, for filing with the Securities and Exchange Commission.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2009 and 2008

Statements of Operations for the years ended March 31, 2009 and 2008

Statements of Changes in Stockholders’ Equity for the years ended March 31, 2009 and 2008

Statements of Cash Flows for the years ended March 31, 2009 and 2008

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

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tootie Pie Company, Inc.

Date: June 29, 2009	By:	/s/ Don L. Merrill, Jr.
Don L Merrill, Jr.
Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2009	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr.
Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer

Date: June 29, 2009	By:	/s/ Dan Gostylo
Dan Gostylo
Director

Date: June 29, 2009	By:	/s/ David P. Strolle, Jr.
David P. Strolle, Jr.
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

On or about October 3, 2008, the registrant’s proxy statement was mailed to all of its stockholders as of the record date of September 23, 2008 for its annual meeting held October 23, 2008. No annual report covering the registrant’s last fiscal year has been sent to the registrant’s stockholders. No such report is expected to be furnished to stockholders subsequent to the filing of the annual report on this Form.