Form 10-Q
period 2009-06-30
Tootie Pie Company, Inc.
filed 2009-08-14
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2009

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______ to _______

333-135702
(Commission File Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of August 7, 2009, 9,157,962 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$228,556	$183,859
Accounts receivable, trade	38,211	32,021
Inventory	294,400	356,170
Other current assets	28,632	45,056
Total current assets	589,799	617,106
Fixed Assets:
Furniture and equipment	260,976	260,976
Leasehold improvements	34,318	34,318
Building	7,000	7,000
Construction in process	514	-0-
Total fixed assets	302,808	302,294
Less accumulated depreciation	(136,903)	(123,784)
Net fixed assets	165,905	178,510
Other Assets:
Intangible assets, net	86,405	93,226
Deposits and other	3,750	3,750
Total other assets	90,155	96,976
Total Assets	$845,859	$892,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$51,243	$10,775
Accounts payable, employees	1,095	3,878
Accrued expenses	32,709	30,126
Total current liabilities	85,047	44,779
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	-0-	-0-
Common stock, $0.001 par value; authorized 99,900,000 shares, 9,157,962 and 9,032,962 issued and outstanding	9,158	9,033
Additional paid-in-capital	2,838,023	2,785,000
Retained earnings (deficit)	(2,086,369)	(1,946,220)
Total stockholders’ equity	760,812	847,813
Total Liabilities and Stockholders’ Equity	$845,859	$892,592

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
Sales, net	$258,336	$298,223
Cost of goods sold	108,052	133,743
Gross profit	150,284	164,480
Operating Expenses:
General and administrative expense	128,854	169,942
Selling expense	161,130	230,051
Total Operating Expenses	289,984	399,993
Operating Income (Loss)	(139,700)	(235,513)
Other Income:
Other income	-0-	35
Interest income	-0-	4,534
Total Other Income	-0-	4,569
Loss before income taxes	(139,700)	(230,944)
Income taxes - Margin	450	-0-
Net Loss	$(140,150)	$(230,944)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.02)	$(0.03)
Weighted average common shares outstanding, basic and diluted	9,074,171	8,974,576

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(140,150)	$(230,944)
Adjustments to reconcile net income to net cash (used) by operating activities:
Depreciation	13,119	12,179
Amortization	6,821	6,821
Non-cash compensation expense	3,150	6,225
Changes in operating assets and liabilities:
Accounts receivable	(6,191)	(29,977)
Inventory	61,770	(102,535)
Other current assets	16,424	15,417
Accounts payable and accrued expenses	40,268	41,267
Deferred revenue	-0-	187
Net Cash (Used) by Operating Activities	(4,789)	(281,360)
Investing Activities
Purchases of fixed assets	-0-	(1,062)
Construction in process	(514)	(53,575)
Net Cash (Used) by Investing Activities	(514)	(54,637)
Financing Activities
Issuances of common stock, net of offering costs	50,000	63,920
Net Cash Provided by Financing Activities	50,000	63,920
Net Change in Cash	44,697	(272,077)
Cash at beginning of period	183,859	1,028,086
Cash at End of Period	$228,556	$756,009

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Tootie Pie Company, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The accompanying interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	June 30, 2009	March 31, 2009
Raw materials	$89,309	$92,965
Packaging materials	25,722	34,966
Finished goods	179,369	228,239
Total Inventories	$294,400	$356,170

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarter ended June 30, 2009 and 2008 of $3,150 and $6,225, respectively.

NOTE 4 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at June 30, 2009 or June 30, 2008. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of June 30, 2009, the Company had no accrued interest or penalties.

As of June 30, 2009, the tax years ended March 31, 2006 through March 31, 2009 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $480,000 at March 31, 2009. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of June 30, 2009 and March 31, 2009.

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

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended June 30, 2009
Basic EPS:
Net (loss)	$(140,150)	9,074,171	$(0.02)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(140,150)	9,074,171	$(0.02)
Three Months Ended June 30, 2008
Basic EPS:
Net (loss)	$(230,944)	8,974,576	$(0.03)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(230,944)	8,974,576	$(0.03)

Subsequent to June 30, 2009 and through August 14, 2009, the Company did not issue any additional shares of its common stock.

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

The Company does not have any financial assets or liabilities subject to SFAS 157 at June 30, 2009.

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

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

Our wholesale market is comprised of regional and national broadline foodservice distributors who purchase our products and then resell them to their customers.  As of April 1, 2009, we started the quarter selling to the following distributors:

•

Ben E. Keith Food Services San Antonio

•

Ben E. Keith Food Services Dallas/Fort Worth

•

Ben E. Keith Food Services Oklahoma

•

Ben E. Keith Food Services Amarillo

•

Ben E. Keith Food Services Albuquerque

•

Ben E. Keith Food Services Little Rock

•

Sysco Food Services of San Antonio

•

Sysco Food Services of Austin

•

Sysco Food Services of Houston

•

Sysco Food Services of Dallas

•

Sysco Food Services of Atlanta

•

Sysco Food Services of St. Louis

•

Sysco Food Services of Jackson

•

U.S. Foodservice – Austin

•

Performance Food Group – Temple

•

Martin Preferred Foods – Houston

•

Cheney Brothers - Florida

During the first quarter ended June 30, 2009, we increased our distribution base with Reinhart Food Service.

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

Cheney Brothers Inc. is a food service distributor.  They market to customers in Florida from two locations in Riviera and Ocala.

Reinhart Food Service is a multi-state food service distributor that has locations primarily in the Eastern United States.  Reinhart mostly serves the Oklahoma market for our Company.

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

To assist us in covering the markets mentioned above, beginning in the fall of 2007, we retained the services of Hanks Brokerage Company. Hanks Brokerage is a foodservice broker, responsible for soliciting orders, introducing new products at our request and maintaining contact with certain accounts. In addition, Hanks Brokerage will transmit information to us relating to competitive pricing, promotion and advertising effecting our products and attend trade shows relating to the food trade within its territory.

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

During the fiscal year ended March 31, 2009, we focused our efforts toward strengthening our corporate structure to support growth in unit sales and revenues. To support this anticipated growth, we focused on selling and marketing by hiring three additional sales personnel and an outside telemarketing firm to initiate a telemarketing campaign.  Although this effort showed substantial promise in sales lead generating during the first two quarters of the fiscal year ended March 31, 2009, we believe the recent economic downturn has negatively affected our ability to increase sales in this area by causing many corporations to drastically curtail gift related expenditures. We believe that factors including increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit and consumer confidence have negatively influenced consumer spending behavior. Consequently, we did not pursue our efforts in the last two quarters of the fiscal year ended March 31, 2009; however, we are utilizing the sales leads generated during this campaign in the current fiscal year.

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

We follow Financial Accounting Standards Board, or FASB, Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized.  We do not have any unrecognized income tax benefits at June 30, 2009 or March 31, 2009.

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

Share-Based Compensation:

We recognize compensation cost relating to share-based payments, including grants of employee stock options based on the estimated fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.  We measure the cost of services received in exchange for stock options based on the grant-date fair value of the award, and recognize the cost over the requisite service period.

Effect of New Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”). This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement requires that public companies evaluate all subsequent events occurring through the date that their financial statements are issued.  The provisions of SFAS 165 are effective for financial periods ending after June 15, 2009.  We do not believe the adoption of SFAS 165 will have a material effect on our results of operations or financial position.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets.  Revenues for the quarter ended June 30, 2009 decreased 13.3% to $258,336 from $298,223 for the quarter ended June 30, 2008.  The decrease from the prior year quarter was primarily attributable to the overall slowdown in the U.S. economy.

For periods reported below, our customers were in the following categories:

Category	Three month period ended June 30, 2009	Three month period ended June 30, 2008
Retail	15%	16%
Corporate	4%	3%
Wholesale	81%	81%
Totals	100%	100%

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales are during November and December which is in our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue recorded during our third fiscal quarter. Specifically, 59% of our retail revenue, 94% of our corporate revenue and 39% of our wholesale revenue for the fiscal year ended March 31, 2009 was recorded in our third fiscal quarter.

As of June 30, 2009, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation.  For the quarter ended June 30, 2009, Ben E. Keith Food Services and Sysco Corporation combined for 70% of our overall revenue, 44% and 26%, respectively.

Cost of Sales:

Cost of sales generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead.  Cost of sales was $108,052 and $133,743 for the quarters ended June 30, 2009 and June 30, 2008, respectively.  The decrease from the prior year quarter was primarily due to a drop off in demand as a result of the overall slowdown in the U.S. economy, which caused us to curtail production to address the slowdown in sales of our products.

Gross Margin:

Gross margin after depreciation was 58% of net sales for the quarter ended June 30, 2009 compared to 55% for the quarter ended June 30, 2008.  The improvement for the quarter ended June 30, 2009 in our gross margin is attributable to our efforts to reduce fixed costs and improvements in manufacturing efficiencies which reduced overall unit cost.  The result is a slightly higher gross profit for each unit sold.  We expect the gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased to $289,984 for the quarter ended June 30, 2009 from $399,993 for the quarter ended June 30, 2008.  The decrease in selling and general and administrative expenses from the prior year quarter was principally due to cost saving measures enacted by our management to address the U.S. economic slowdown. These cost saving measures were primarily associated with staff and payroll reductions and the corresponding savings associated with those cuts. The decreases in administrative expenses compared to the prior year quarter were also partially reduced by a decrease in investor relations expenses.

Non-Operating Items:

Other income decreased to $0 for the quarter ended June 30, 2009 from $4,569 for the quarter ended June 30, 2008.  The decrease from the prior year quarter was attributable to less cash being available for deposit into interest bearing accounts.

Liquidity and Capital Resources

We believe our current working capital will be adequate to fund our operations for the next twelve months, based on a conservative revenue forecast. In the event our current working capital is not adequate to fund our operations and growth and we do not receive any additional capital or financing, we may need to seek alternative sources of working capital. Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2009, we had $228,556 of cash and cash equivalents, compared to $183,859 of cash and cash equivalents at March 31, 2009.  Our current assets at June 30, 2009 were $589,799 compared to $617,106 at March 31, 2009.  Our current liabilities at June 30, 2009 were $85,047 compared to $44,779 at March 31, 2009.

Net cash used in operating activities was $4,789 for the quarter ended June 30, 2009, compared to $281,360 of net cash used for the quarter ended June 30, 2008.  The reduction in operating cash losses is a direct result of our efforts to cut expenses in response to the overall U.S. economic slowdown.

Net cash used in investing activities was $514 for the quarter ended June 30, 2009 and $54,637 for the quarter ended June 30, 2008.  These investing activities primarily reflected capital expenditures to develop our business.  The reduction in cash used for investing was a direct result of our cost saving measures in response to the slowdown in the economy.

Net cash provided by financing activities of $50,000 for the quarter ended June 30, 2009 represents the proceeds from the sale of unregistered shares of our common stock and warrants.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 9, 2009, we sold 125,000 unregistered shares of our common stock and a Warrant to purchase an additional 125,000 unregistered shares of our common stock for $50,000 to Robert B. Wray. The Warrant entitles the holder to purchase these additional 125,000 unregistered common shares at $0.50 per share. The Warrant expires December 31, 2010.

With respect to the issuance of our securities as described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2009, we did not have any senior debt securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2009, we did not submit any matters to a vote of security holders.

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

31.1

Certification of the Chief Executive Officer/Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Officer  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer