Form 10-Q
period 2009-09-30
Tootie Pie Company, Inc.
filed 2009-11-16
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 10, 2009, 9,458,462 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$98,770	$183,859
Accounts receivable, trade	38,393	32,021
Inventory	339,875	356,170
Other current assets	26,660	45,056
Total current assets	503,698	617,106
Fixed Assets:
Furniture and equipment	260,976	260,976
Leasehold improvements	34,318	34,318
Building	7,000	7,000
Construction in process	514	--
Total fixed assets	302,808	302,294
Less accumulated depreciation	(149,845)	(123,784)
Net fixed assets	152,963	178,510
Other Assets:
Intangible assets, net	79,583	93,226
Deposits and other	3,750	3,750
Total other assets	83,333	96,976
Total Assets	$739,994	$892,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$65,646	$10,775
Accounts payable, employees	3,128	3,878
Accrued expenses	46,423	30,126
Total current liabilities	115,197	44,779
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	--	--
Common stock, $0.001 par value; authorized 99,900,000 shares, 9,157,962 and 9,032,962 issued and outstanding	9,158	9,033
Additional paid-in-capital	2,841,173	2,785,000
Retained earnings (deficit)	(2,225,534)	(1,946,220)
Total stockholders’ equity	624,797	847,813
Total Liabilities and Stockholders’ Equity	$739,994	$892,592

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$239,691	$262,225	$498,027	$560,449
Cost of goods sold	90,353	100,231	198,405	233,974
Gross profit	149,338	161,994	299,622	326,475

Operating Expenses:
General and administrative expense	110,376	150,173	239,230	320,115
Selling expense	177,677	251,196	338,807	481,248
Total operating expenses	288,053	401,369	578,037	801,363

Operating Income (Loss)	(138,715)	(239,375)	(278,415)	(474,888)

Other Income:
Interest income	--	2,830	--	7,364
Other income	--	--	--	35
Total other income	--	2,830	--	7,399

Loss before income taxes	(138,715)	(236,545)	(278,415)	(467,489)
Income taxes	450	--	900	--

Net Loss	$(139,165)	$(236,545)	$(279,315)	$(467,489)

Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.05)
Weighted average common shares outstanding, basic and diluted	9,157,962	9,012,204	9,116,295	8,993,493

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(279,315)	$(467,489)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	26,061	23,655
Amortization	13,643	13,643
Non-cash compensation expense	6,299	23,929
Changes in operating assets and liabilities:
Accounts receivable	(6,372)	(21,902)
Inventory	16,295	(301,436)
Other current assets	18,396	(64,069)
Accounts payable and accrued expenses	70,418	163,983
Net Cash (Used) by Operating Activities	(134,575)	(629,686)

Investing Activities
Purchases of fixed assets	--	(17,119)
Construction in process	(514)	(69,713)
Net Cash (Used) by Investing Activities	(514)	(86,832)

Financing Activities
Issuances of common stock, net of offering costs	50,000	63,920
Net Cash Provided by Financing Activities	50,000	63,920
Net Change in Cash	(85,089)	(652,598)

Cash at beginning of period	183,859	1,028,086

Cash at End of Period	$98,770	$375,488

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	September 30, 2009	March 31, 2009
Raw materials	$87,208	$92,965
Packaging materials	26,607	34,966
Finished goods	226,060	228,239
Total Inventories	$339,875	$356,170

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarter ended September 30, 2009 and 2008 of $3,149 and $9,638, respectively.

NOTE 4 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at September 30, 2009 or September 30, 2008. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2009, the Company had no accrued interest or penalties.

As of September 30, 2009, the tax years ended March 31, 2006 through March 31, 2009 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $480,000 at March 31, 2009.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of September 30, 2009 and March 31, 2009.

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

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended September 30, 2009
Basic EPS:
Net (loss)	$(139,165)	9,157,962	$(0.02)
Effect of dilutive options	--	--	--
Dilutive EPS	$(139,165)	9,157,962	$(0. 02)

Three Months Ended September 30, 2008
Basic EPS:
Net (loss)	$(236,545)	9,012,204	$(0.03)
Effect of dilutive options	--	--	--
Dilutive EPS	$(236,545)	9,012,204	$(0. 03)

Six Months Ended September 30, 2009
Basic EPS:
Net (loss)	$(279,315)	9,116,295	$(0.03)
Effect of dilutive options	--	--	--
Dilutive EPS	$(279,315)	9,116,295	$(0. 03)

Six Months Ended September 30, 2008
Basic EPS:
Net (loss)	$(467,489)	8,993,493	$(0.05)
Effect of dilutive options	--	--	--
Dilutive EPS	$(467,489)	8,993,493	$(0. 05)

Subsequent to September 30, 2009 and through November 16, 2009, the Company issued 300,000 shares of its common stock, see note 6.  Subsequent to September 30, 2009 and through November 16, 2009, the Company also issued 500 shares from the Company’s employee stock plan.

NOTE 6 – SUBSEQUENT EVENTS

On August 11, 2009, the Company entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Amado Mesta and Adrianna Mesta, doing business as Benny’s Bagels (the “Sellers”).  On October 8, 2009, the Asset Purchase was completed.  The Sellers operated two Benny’s Bagels locations in San Antonio, Texas (the “Business”).

Pursuant to the Agreement, the Company purchased certain assets used in the Business.  The purchase price comprised of (a) a cash payment of $110,000 and (b) 300,000 restricted shares (with a value of $45,000) of the Company’s common stock.  The issuance of common stock was subject to a separate stock delivery agreement and the number of shares to be issued may be adjusted, pursuant to such agreement in the event the Sellers fail to pay a required obligation as described in the Agreement and the Company pays such obligation.

The assets purchased by the Company included:

•

inventory of the Business;

•

all furniture, fixtures and equipment of the Business;

•

customer files, including names, addresses and telephone numbers;

•

the telephone numbers and web address used by the Business;

•

names, addresses and phone numbers for all manufacturers, vendors and distributors;

•

lease agreements for the Business’s current locations;

•

all trade names and trademarks associated with the Business including “Benny’s Bagels;” and

•

all licenses, permits, leases, deposits, goodwill and other contract rights or assets utilized in the operation of the Business.

Upon closing of the transaction, the Seller agreed to deliver to the Company a Bill of Sale conveying title of the above-described assets to the Company and assignment of the trade name “Benny’s Bagels.” The Company agreed to deliver a stock delivery agreement and a copy of the Company’s corporate resolutions to execute and deliver the Agreement and the stock delivery agreement.

The Sellers have also agreed that, for a period of two years following the closing of the transaction, the Sellers will not, directly or indirectly, (a) engage in the selling of coffee, bagels pastry or pies, or any related business in competition with the Company, within 60 miles of San Antonio, Texas; (b) solicit any of the Company’s customers; or (c) induce, or attempt to influence, any employee of the Company to terminate his or her employment with the Company or to enter into any employment or business relationship with any other person (including the Sellers), firm or corporation.

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

On August 11, 2009, we entered into an Asset Purchase and Sale Agreement to purchase certain business assets held by two Benny’s Bagels stores located in San Antonio, Texas.  On October 8, 2009, the Asset Purchase was completed.  These assets included:

•

inventory of the business;

•

all furniture, fixtures and equipment of the business;

•

customer files, including names, addresses and telephone numbers;

•

the telephone numbers and web address used by the business;

•

names, addresses and phone numbers for all manufacturers, vendors and distributors;

•

lease agreements for the business’s current locations;

•

all trade names and trademarks associated with the business including “Benny’s Bagels;” and

•

all licenses, permits, leases, deposits, goodwill and other contract rights or assets utilized in the operation of the business.

We paid a purchase price comprised of (a) a cash payment of $110,000 and (b) 300,000 restricted shares (with a value of $45,000) of our common stock.  The issuance of common stock was subject to a separate stock delivery agreement and the number of shares to be issued may be adjusted, pursuant to such agreement in the event the sellers fail to pay a required obligation as described in the Agreement and we pay such obligation.

Upon closing of the transaction, the seller agreed to deliver a Bill of Sale conveying title of the above-described assets to our Company and assignment of the trade name “Benny’s Bagels.” We agreed to deliver a stock delivery agreement and a copy of our corporate resolutions to execute and deliver the Agreement and the stock delivery agreement.  We intend to rename the locations “Tootie Pie Shops” and plan to create a dessert destination where customers can enjoy a quality dine-in experience or pick up a pie to take home.  Additionally, we plan to expand the dessert menu to include product extensions such as pie on a stick, as well as other dessert offerings.

Business Trends

We manufacture, market and sell “high quality” pies. We have three sales channels: retail, corporate and wholesale that require different “value added” marketing strategies to address each customer base.

Our retail market is comprised of individual consumers through in-store sales at our Boerne storefront, orders via telephone and internet orders from our website which is www.tootiepieco.com. We do not intend for information on our website to be incorporated into this report.

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

Our wholesale market is comprised of regional and national broadline foodservice distributors who purchase our products and then resell them to their customers.  As of July 1, 2009, we started the quarter selling to the following distributors:

•

Ben E. Keith Food Services San Antonio

•

Ben E. Keith Food Services Dallas/Fort Worth

•

Ben E. Keith Food Services Oklahoma

•

Ben E. Keith Food Services Amarillo

•

Ben E. Keith Food Services Albuquerque

•

Ben E. Keith Food Services Little Rock

•

Sysco Food Services of San Antonio

•

Sysco Food Services of Austin

•

Sysco Food Services of Houston

•

Sysco Food Services of Dallas

•

Sysco Food Services of Atlanta

•

Sysco Food Services of St. Louis

•

Sysco Food Services of Jackson

•        Performance Food Group – Temple

•

Martin Preferred Foods – Houston

•

Cheney Brothers – Florida

•

Reinhart Food Service

Ben E. Keith Food Services of San Antonio, Dallas/Fort Worth, Oklahoma, Amarillo, Albuquerque and Little Rock are part of Ben E. Keith Food Services, a multi-state foodservice distributor. Each location covers the following territories:

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

Reinhart is a multi-state food service distributor that has locations primarily in the Eastern United States.  Reinhart mostly serves the Oklahoma market for our Company.

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

We manage our production of finished inventory by maintaining an established minimum level of inventory by product type. We believe this provides us the necessary lead time to produce inventory based on demand. To manage our inventory for the seasonality of our retail, corporate and wholesale sales, we analyze our current production capacity and based on this capacity and projected sales volumes, we build up our inventory of pies to meet the anticipated demand. In the event we over-produce inventory for the holiday season, we intend to reduce inventory production and sell the excess inventory to wholesale and retail customers after the holiday season.

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

We follow FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109” (now Accounting Standards Codification (“ASC”) topic 740), which requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized.  We do not have any unrecognized income tax benefits at September 30, 2009 or March 31, 2009.

Revenue Recognition:

Revenue is recognized when the following four criteria have been met: (1) the product has been shipped and we have no significant remaining obligations; (2) persuasive evidence of an arrangement exists; (3) the price to the buyer is fixed or determinable; and (4) collection is probable. Our products may be shipped from either production or third party storage facilities to customers. Deductions from sales for discounts are recorded as reductions of revenues and are provided for at the time of initial sale of product.

Share-Based Compensation:

We recognize compensation cost relating to share-based payments, including grants of employee stock options based on the estimated fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.  We measure the cost of services received in exchange for stock options based on the grant-date fair value of the award and recognize the cost over the requisite service period.

Effect of New Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 “Subsequent Events”; now ASC topic 855.  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement requires that public companies evaluate all subsequent events occurring through the date that their financial statements are issued.  The provisions are effective for financial periods ending after June 15, 2009.  The adoption did not have a material effect on our results of operations or financial position.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification” (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  This Statement is now ASC topic 852-10.  SFAS No. 168 confirmed that the Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”), (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force(“EITF”), and related literature.  After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative.  The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system.  The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009.  The Company will apply the Codification beginning in the second quarter of fiscal 2010.  The adoption did not have a material impact on the Company’s financial statements.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets.  Revenues for the quarter ended September 30, 2009 decreased by $22,534, or 8.6% to $239,691 from $262,225 for the quarter ended September 30, 2008.  Revenues for the six months ended September 30, 2009 decreased by $62,422, or 11.1%, to $498,027 from $560,449 for the six months ended September 30, 2008. The decrease from the prior year periods was primarily attributable to the overall slowdown in the U.S. economy.

For periods reported below, our customers were in the following categories:

Category	Three month period ended September 30, 2009	Three month period ended September 30, 2008	Six month period ended September 30, 2009	Six month period ended September 30, 2008
Retail	14%	18%	15%	17%
Corporate	3%	3%	4%	3%
Wholesale	83%	79%	81%	80%
Totals	100%	100%	100%	100%

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

As of September 30, 2009, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation.  For the quarter ended September 30, 2009, Ben E. Keith Food Services and Sysco Corporation combined for 71% of our overall revenue, 40% and 31%, respectively.

Cost of Sales:

Cost of sales generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead.  Cost of sales was

$90,353 and $100,231 for the quarters ended September 30, 2009 and September 30, 2008, respectively.  The 9.9% decrease from the prior year quarter was due to a drop in sales as a result of the overall slowdown in the U.S. economy.

Gross Margin:

Gross margin after depreciation was 62% of net sales for the quarter ended September 30, 2009 compared to 62% for the quarter ended September 30, 2008, remaining flat at our historically best rate for the quarter.  We expect the gross margin percentage to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased $113,316, or 28.2%, to $288,053 for the quarter ended September 30, 2009 from $401,369 for the quarter ended September 30, 2008.  Selling, general and administrative expenses for the six months ended September 30, 2009 decreased $223,326, or 27.9%, to $578,037 from $801,363 for the six months ended September 30, 2008. The decrease in selling and general and administrative expenses from the prior year periods was principally due to cost saving measures enacted by our management to address the U.S. economic slowdown. These cost saving measures were primarily associated with staff and payroll reductions and the corresponding savings associated with those cuts.

Non-Operating Items:

Other income decreased to $0 for the quarter ended September 30, 2009 from $2,830 for the quarter ended September 30, 2008, and decreased to $0 for the six months ended September 30, 2009 from $7,399 for the six months ended September 30, 2008.  The decrease from the prior year periods was attributable to less cash being available for deposit into interest bearing accounts.

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

At September 30, 2009, we had $98,770 of cash and cash equivalents, compared to $183,859 of cash and cash equivalents at March 31, 2009.  Our current assets at September 30, 2009 were $503,698 compared to $617,106 at March 31, 2009.  Our current liabilities at September 30, 2009 were $115,197 compared to $44,779 at March 31, 2009.

Net cash used in operating activities was $134,575 for the six month period ended September 30, 2009, compared to $629,686 of net cash used for the six month period ended September 30, 2008.  The reduction in operating cash losses is a direct result of our efforts to cut expenses in response to the overall U.S. economic slowdown.

Net cash used in investing activities was $514 for the six month period ended September 30, 2009 and $86,832 for the six month period ended September 30, 2008.  The reduction in cash used for investing activities was a direct result of our cost saving measures in response to the slowdown in the economy.

Net cash provided by financing activities of $50,000 for the six month period ended September 30, 2009 represents the proceeds from the sale of unregistered shares of our common stock.  Net cash provided by financing activities of $63,920 for the six month period ended September 30, 2008 represents proceeds from the exercise of warrants pursuant to our Class A warrant call.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009, we did not sell any unregistered securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2009, we did not have any senior debt securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2009, we did not submit any matters to a vote of security holders.

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

Date: November 16, 2009		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer