Form 10-Q
period 2010-02-16
Tootie Pie Company, Inc.
filed 2010-02-16
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of February 12, 2010, 9,497,462 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$230,808	$183,859
Accounts receivable, trade	102,206	32,021
Inventory	221,404	356,170
Other current assets	33,975	45,056
Total current assets	588,393	617,106
Fixed Assets:
Furniture and equipment	415,976	260,976
Leasehold improvements	34,318	34,318
Building	7,000	7,000
Total fixed assets	457,294	302,294
Less accumulated depreciation	(168,322)	(123,784)
Net fixed assets	288,972	178,510
Other Assets:
Intangible assets, net	72,762	93,226
Deposits and other	5,410	3,750
Total other assets	78,172	96,976

Total Assets	$955,537	$892,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$97,547	$10,775
Accounts payable, employees	2,293	3,878
Accrued expenses	59,206	30,126
Notes payable	87,500	--
Total current liabilities	246,546	44,779
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	--	--
Common stock, $0.001 par value; authorized 99,900,000 shares, 9,497,462 and 9,032,962 issued and outstanding	9,497	9,033
Additional paid-in-capital	2,895,708	2,785,000
Retained earnings (deficit)	(2,196,214)	(1,946,220)
Total stockholders’ equity	708,991	847,813

Total Liabilities and Stockholders’ Equity	$955,537	$892,592

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$910,837	$909,741	$1,408,864	$1,470,190
Cost of goods sold	271,301	284,484	469,706	518,458
Gross profit	639,536	625,257	939,158	951,732

Operating Expenses:
General and administrative expense	145,547	168,636	384,777	488,751
Selling expense	464,218	477,044	803,025	958,291
Total operating expenses	609,765	645,680	1,187,802	1,447,042

Operating Income (Loss)	29,771	(20,423)	(248,644)	(495,310)

Other Income (Expenses):
Interest income	--	745	--	8,144
Other expense	--	(10,940)	--	(10,940)
Total other income (expenses), net	--	(10,195)	--	(2,796)

Income/(Loss) before income taxes	29,771	(30,618)	(248,644)	(498,106)
Income taxes	(450)	--	(1,350)	--

Net Income/(Loss)	$29,321	$(30,618)	$(249,994)	$(498,106)

Earnings (Loss) Per Share
Basic and diluted loss per share	$0.003	$(0.003)	$(0.03)	$(0.06)
Weighted average common shares:
Basic	9,471,603	9,017,962	9,235,162	9,001,679
Diluted	9,471,603	9,017,962	9,235,162	9,001,679

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2009	2008
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(249,994)	$(498,106)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	44,538	35,913
Amortization	20,464	20,464
Non-cash compensation expense	16,173	30,154
Changes in operating assets and liabilities:
Accounts receivable	(70,186)	(73,117)
Inventory	134,766	(242,368)
Other current assets	9,422	(27,501)
Accounts payable and accrued expenses	114,266	109,789
Net Cash Provided (Used) by Operating Activities	19,449	(644,772)

Investing Activities
Purchases of fixed assets	--	(92,741)
Net Cash (Used) by Investing Activities	--	(92,741)

Financing Activities
Payments on note payable	(22,500)	--
Issuances of common stock, net of offering costs	50,000	63,920
Net Cash Provided by Financing Activities	27,500	63,920

Net Change in Cash	46,949	(673,593)
Cash at beginning of period	183,859	1,028,086

Cash at End of Period	$230,808	$354,493

Supplemental Disclosures
Common stock issued for fixed assets	$45,000	$--
Note payable issued for fixed assets	110,000	--

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Tootie Pie Company, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying financial statements reflect all adjustments of a normally recurring nature considered necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The accompanying interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Management has evaluated subsequent events through the date of this report.  No significant subsequent events have occurred which require specific disclosure.

NOTE 2 – INVENTORIES

Inventories consist of the following:

	December 31, 2009	March 31, 2009

Raw materials	$66,166	$92,965
Packaging materials	23,617	34,966
Finished goods	131,621	228,239

Total Inventories	$221,404	$356,170

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards of common stock options based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarter ended December 31, 2009 and 2008 of $9,874 and $12,891, respectively.

NOTE 4 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at December 31, 2009 or December 31, 2008. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2009, the Company had no accrued interest or penalties.

As of December 31, 2009, the tax years ended March 31, 2006 through March 31, 2009 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $480,000 at March 31, 2009.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of December 31, 2009 and March 31, 2009.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed on the basis of the weighted average number of common shares outstanding during each period.  Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended December 31, 2009
Basic EPS:
Net income	$29,321	9,471,603	$0.003
Effect of dilutive options	--	--	--
Dilutive EPS	$29,321	9,471,603	$0.003

Three Months Ended December 31, 2008
Basic EPS:
Net income	$(30,618)	9,017,962	$(0.003)
Effect of dilutive options	--	--	--
Dilutive EPS	$(30,618)	9,017,962	$(0.003)

Nine Months Ended December 31, 2009
Basic EPS:
Net (loss)	$(249,994)	9,235,162	$(0.03)
Effect of dilutive options	--	--	--
Dilutive EPS	$(249,994)	9,235,162	$(0.03)

Nine Months Ended December 31, 2008
Basic EPS:
Net (loss)	$(498,106)	9,001,679	$(0.06)
Effect of dilutive options	--	--	--
Dilutive EPS	$(498,106)	9,001,679	$(0.06)

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

On August 11, 2009, we entered into an Asset Purchase and Sale Agreement to purchase certain business assets held by two Benny’s Bagels stores located in San Antonio, Texas.  On October 8, 2009, the Asset Purchase was completed.  These assets include:

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

We paid a purchase price comprised of (a) a cash payment of $110,000 and (b) 300,000 restricted shares of our common stock.  The issuance of common stock is subject to a separate stock delivery agreement and the number of shares to be issued may be adjusted, pursuant to such agreement in the event the sellers fail to pay a required obligation as described in the Agreement and we pay such obligation.

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

Our retail market is comprised of individual consumers through in-store sales at our Boerne storefront and Tootie Pie Shop locations, orders via telephone and internet orders from our website which is www.tootiepieco.com.  We do not intend for information on our website to be incorporated into this report.

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

Our wholesale market is comprised of regional and national broadline foodservice distributors who purchase our products and then resell them to their customers.  As of October 1, 2009, we started the quarter selling to the following distributors:

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

In October, 2009, we entered into a distributor agreement with Kehe Food Distributors.  Kehe distributes speciality food items to more than 15,000 retail outlets in 49 states, Mexico, and the Caribbean.

The distributors purchase our products in volume and then sell and deliver our products to their customers. The distributors’ customers are referred to as “end-users” and consist of restaurants, hotels, hospitals, schools, convention centers and caterers. The size of their customers varies and range between local, regional and national companies.

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

To assist us in covering the markets mentioned above, beginning in the fall of 2007, we retained the services of Hanks Brokerage Company. Hanks Brokerage is a foodservice broker, responsible for soliciting orders, introducing new products at our request and maintaining contact with certain accounts. In addition, Hanks Brokerage will transmit information to us relating to competitive pricing, promotion and advertising affecting our products and attend trade shows relating to the food trade within its territory.

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

Federal Income Taxes:

We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  We do not have any unrecognized income tax benefits at December 31, 2009 or March 31, 2009.

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

Effect of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification” (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  This Statement is now ASC topic 852-10.  Topic 852-10 confirmed that the Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”), (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature.  After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative.  The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system.  The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009.  The Company will apply the Codification beginning in the second quarter of fiscal 2010.  The adoption did not have a material impact on the Company’s financial statements.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets.  Revenues for the quarter ended December 31, 2009 were effectively flat from the same period in the prior year; increasing to $910,837 from $909,741 for the quarter ended December 31, 2008.  Revenues for the nine months ended December 31, 2009 decreased 4% to $1,408,864 from $1,470,190 for the nine months ended December 31, 2008.  Revenues from wholesale foodservice and grocery were up from the prior year periods while corporate sales were down from the prior year periods.  This shift in sales from corporate to wholesale resulted in overall quarter ended December 31, 2009 revenues being virtually unchanged from quarter end December 31, 2008 revenues.  We see this shift as indicative of the overall uneven performance of the US economy.

For periods reported below, our customers were in the following categories:

Category	Three month period ended December 31, 2009	Three month period ended December 31, 2008	Nine month period ended December 31, 2009	Nine month period ended December 31, 2008
Retail	23%	22%	20%	20%
Corporate	20%	31%	14%	20%
Wholesale	57%	47%	66%	60%
Totals	100%	100%	100%	100%

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

As of December 31, 2009, our three largest wholesale customers were Ben E. Keith Food Services, Martin Preferred Foods and Sysco Corporation.  For the quarter ended December 31, 2009, Ben E. Keith Food Services, Sysco Corporation and Martin Preferred Foods combined for 42% of our overall revenue, 19%, 12% and 11%, respectively.

Cost of Sales:

Cost of sales generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead.  Cost of sales was $271,301 and $284,484 for the quarters ended December 31, 2009 and December 31, 2008, respectively.  The 5% decrease from the prior year quarter was due to increased efficiencies in pie production and manufacturing labor costs.

Gross Margin:

Gross margin after depreciation was 70% of net sales for the quarter ended December 31, 2009 compared to 69% for the quarter ended December 31, 2008.  We expect the gross margin percentage to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased $35,915, or 6%, to $609,765 for the quarter ended December 31, 2009 from $645,680 for the quarter ended December 31, 2008.  Selling, general and administrative expenses for the nine months ended December 31, 2009 decreased $259,240, or 18%, to $1,187,802 from $1,447,042 for the nine months ended December 31, 2008. The decrease in selling and general and administrative expenses from the prior year periods was principally due to cost saving measures enacted by our management to address the U.S. economic slowdown. These cost saving measures were primarily associated with staff and payroll reductions and the corresponding savings associated with those cuts.

Non-Operating Items:

Other income (expenses) decreased to $0 for the quarter ended December 31, 2009 from $(10,195) for the quarter ended December 31, 2008, and decreased to $0 for the nine months ended December 31, 2009 from $(2,796) for the nine months ended December 31, 2008.  The increase from the prior year periods was attributable to no non-operating expense items being incurred in the current year.

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

At December 31, 2009, we had $230,808 of cash and cash equivalents, compared to $183,859 of cash and cash equivalents at March 31, 2009.  Our current assets at December 31, 2009 were $588,393 compared to $617,106 at March 31, 2009.  Our current liabilities at December 31, 2009 were $246,546 compared to $44,779 at March 31, 2009.

Net cash provided in operating activities was $19,449 for the nine month period ended December 31, 2009, compared to $644,772 of net cash used for the nine month period ended December 31, 2008.  The reduction in operating cash losses is a direct result of our efforts to cut expenses in response to the overall U.S. economic slowdown.

Net cash used in investing activities was $0 for the nine month period ended December 31, 2009 and $92,741 for the nine month period ended December 31, 2008.  The reduction in cash used for investing activities was a direct result of our cost saving measures in response to the slowdown in the economy.

Net cash provided by financing activities of $27,500 for the nine month period ended December 31, 2009 represents the proceeds from the sale of unregistered shares of our common stock net of payments on our note payable.  Net cash provided by financing activities of $63,920 for the nine month period ended December 31, 2008 represents proceeds from the exercise of warrants pursuant to our Class A warrant call.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2009, we did not sell any unregistered securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended December 31, 2009, we did not have any senior debt securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2009, we did not submit any matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION

On January 27, 2010, our Board of Directors approved annual base salary increase effective February 1, 2010 for our executive officers, Don L. Merrill, Jr., our President and Chief Executive Officer, who is also our Interim Treasurer and Chief Financial Officer.

The following table summarizes the approved base salary increase for Mr. Merrill:

Name/Title	Base Annual Salary Prior to February 1, 2010	Increase in Annual Base Salary effective February 1, 2010	New Annual Base Salary
Don L. Merrill, Jr. Chairman of the Board of Directors, President and Chief Executive Officer and Interim Chief Financial Officer	$98,400	$15,100	$113,500

ITEM 6.  EXHIBITS

Exhibit
Number                                                            Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Form SB-2 filed July 11, 2006, and incorporated herein by reference).

3.2	By-laws (included as Exhibit 3.2 to the Form SB-2 filed July 11, 2006, and incorporated herein by reference).

4.1	Corrected Form of Class A Warrant (included as Exhibit 4.1 to the Form SB-2/A filed August 24, 2006 and incorporated herein by reference).

4.2	Corrected Form of Class B Warrant (included as Exhibit 4.2 to the Form SB-2/A filed August 24, 2006 and incorporated herein by reference).

10.1	Commercial Lease between the Company and Jim and Betty Wade, dated July 20, 2005 (included as Exhibit 10.1 to the Form SB-2 filed July 11, 2006 and incorporated herein by reference).

10.2	Vendor Agreement between the Company and U.S. Foodservice, Inc., dated July 19, 2006 (included as Exhibit 10.3 to the Form SB-2/A filed October 18, 2006 and incorporated herein by reference).

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

Date: February 16, 2010		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer