Form 10-K
period 2010-03-31
Tootie Pie Company, Inc.
filed 2010-07-01
CIK 1368218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2009: $1,831,592 (based on a total of 9,157,962 shares of the registrant’s common stock held by non-affiliates on September 30, 2009 at the closing price of $0.20 per share).

As of June 19, 2010, the registrant had 9,912,462 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOOTIE PIE COMPANY, INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2010

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1.

BUSINESS.

General

We incorporated in the State of Nevada on June 16, 2005. On September 9, 2005, we purchased certain assets from Ms. Ruby Lorraine “Tootie” Feagan including all of her pie recipes, customer list, the right to the “Tootie Pie” name, the related baking equipment, and a building located in Medina, Texas with the goal of maximizing the market and profitability of her pie recipes. On September 1, 2005, we leased a 5,000 square foot building in Boerne, Texas where we manufacture our pies for broad-based distribution. This facility also serves as our corporate headquarters. We closed the Medina location in May, 2006 which allowed us to focus all production and sales efforts out of our facility in Boerne.

We operate solely in the United States as a single operating company that focuses on our three market channels: retail, corporate and wholesale. Our retail and corporate market covers all fifty states in the United States. Our wholesale market covers thirteen states in the south central, central and south eastern portions of the United States.

Our operations consist of functioning as a manufacturer and marketer of “high-end” desserts for the retail, corporate and wholesale markets. Our products are  handmade, fully-baked pies that are frozen and shipped to our customers. Our retail market consists primarily of individuals who purchase our products for gifts, special occasions or for their personal consumption. We sell to the retail market through our website, internet marketing, phone orders and walk-in customers at our store front in Boerne, Texas, as well as our two Tootie Pie Gourmet Cafés, which are located in San Antonio, Texas. Our corporate market consists of various size companies that purchase our products for customer and employee appreciation gifts and other marketing/promotional events. We sell to the corporate market through our website, internet marketing, phone orders and direct sales calls. We sell to our wholesale market via our in-house sales force. Our in-house sales force works directly with foodservice distributors and a foodservice broker to sell our products to the distributors’ customers. These customers include restaurants, hotels, hospitals, convention centers, sports facilities, caterers and retail grocery store outlets.

Market Overview

We focus on the “high-end” dessert market, providing handmade, fully-baked pies that are then frozen for delivery to our customers. Our target customers fall into three different market channels: retail, corporate and wholesale.

Our retail market focuses on sales directly to consumers. The retail market consists of small to medium-size bakeries that feature handmade, value-added products that are purchased online through websites, phone orders or walk-in retail outlets. Due to the limited size and nature of the bakeries in this market, and the lack of information regarding these bakeries, they tend to be smaller, private companies whose results are not available to the general public; accordingly, we cannot provide comparative material and public research that addresses our niche market specifically. However, we believe that the trends mentioned below for the frozen pie industry speak to the market we serve in a more general sense and are thus helpful for comparative purposes.

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

We believe that recent industry data indicates that more consumers are choosing to eat at home, and while they still desire desserts that have homemade quality, they are also looking for conveniences such as home delivery and nearby availability. This information focuses on the frozen pie industry as a whole and provides statistics on the top ten manufacturers of frozen pies.

Top 10 Suppliers of  Frozen Pies

For the 52 weeks ending May 17, 2009

Supplier	Dollar Sales	Unit Sales
Schwann	$337,512,900	75,741,280
Sara Lee	$161,075,500	38,730,720
American Pie	$79,462,240	20,140,460
Claim Jumper	$67,279,540	10,943,530
Private Label	$12,477,780	1,832,670
Heinz	$5,516,650	1,088,194
Cyrus O'Leary	$3,454,288	1,511,758
Wick's Pies	$1,567,479	317,130
Fruit & Vegetable	$1,091,784	216,296
Fields, Inc.	$747,004	99,377

Source: Redbook 2009,  p.12
Data obtained from InfoScan Reviews, Information Resources Inc., for Supermarkets, Drug Stores and Mass Merchandisers

Top 10 Brands (dollar sales)

52 weeks ending January 25, 2009

Brand Name	Dollar sales (in millions)
Private Label	$123.5
Rocky Mountain	$7.9
Entenmann's	$7.6
J. Horner's	$6.4
Bonert's	$5.6
Harlan Bakeries' (Kyger)	$5.1
Nobrand	$4.5
Cyrus Oleary's	$3.7
Nancy's	$3.3
Country Baker	$3.3

Source: Baking Management,  p.12
Data obtained from InfoScan Reviews, Information Resources Inc., for Supermarkets, Drug Stores and Mass Merchandisers

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

Products

Our products are high-quality, eleven inch handmade pies. We sell several varieties of pies including: apple, peach, cherry, blackberry, blueberry, pecan, buttermilk, chocolate-pecan, lemon velvet, coconut supreme, heavenly chocolate and key lime margarita. In May 2010, we added “Pie on a Stick” to our variety of pie offerings and expect to add, alter or delete pie offerings and varieties from time to time. Our Tootie Pie Gourmet Cafés offer a light menu that includes pastries, bagels, sandwiches, salads, coffees, drinks, pie by the slice and whole pies. We also offer seasonal pies in anticipation of customer demand and in response to holiday seasons, such as pumpkin pie in November for Thanksgiving. We individually package our pies to our retail and corporate customers. Our wholesale customers purchase our products by the case, which includes two pies per case.

Sales and Marketing

In September 2005, we secured the Tootie Pie brand which was already established in parts of Texas. Since the acquisition, we have expanded our brand identity. Our brand promotion includes website and internet marketing, point-of-sale materials at restaurants, two of our own cafés, as well as other marketing materials that focus on our retail and corporate customers. As our marketing efforts and brand reputation continue to expand, we believe the quality and unique nature of our high-end desserts will generate repeat sales in the Southwestern United States and beyond, and will allow us to open new wholesale markets.

As of March 31, 2010, we have a sales and marketing team consisting of three full-time employees. The team’s primary responsibility is to establish sales strategies, product marketing events, and outside sales support.

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

•

Tootie Pie Gourmet Cafés: We own and operate two small Cafés in San Antonio, Texas. Our Cafés sell coffee, tea, pastries, sandwiches, salads and pies.

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

Wholesale: Our wholesale efforts focus on food distributors that purchase our product for distribution to their respective customer base. Broadline distributors carry extensive product lines in all categories of the food and beverage industry and represent a very large customer base in number and geographically. Specialty distributors will carry focused product lines for specific markets and/or customers. During the fiscal year ended March 31, 2010, we increased our distribution territory with Sysco Food Services and Kehe Food Distributors. While we increased our distribution territory during the fiscal year ended March 31, 2010, 29% of our wholesale business came from our efforts in the south Texas region where we are located and have had distribution channels in place for the longest period of time. These sales are driven through the efforts of our in-house sales personnel, working with our foodservice broker and established food distributors.

We intend to expand our customer base by continuing to market directly to our website customers, corporate customers, and to work with food distributors who sell to commercial end-users such as restaurants, hotels, hospitals, convention centers, sports facilities, caterers, retail grocery store outlets, bakeries and coffee shops. We also intend to further expand our customer base through our two Tootie Pie Gourmet Cafés, which we expect to serve as models for our wholesale customers, in addition to exposing our brand and products directly to our retail customers.

Customers

For the fiscal years ended March 31, 2010 and March 31, 2009, our pie sales revenues were split between the following markets:

Category	March 31, 2010	March 31, 2009
Retail	25%	20%
Corporate	11%	16%
Wholesale	64%	64%
Total Sales	100%	100%

For the fiscal years ended March 31, 2010 and March 31, 2009, our two primary wholesale customers, Ben E. Keith Food Services and Sysco Corporation represented the following percentages of our overall pie sales revenues:

Distributor	March 31, 2010	March 31, 2009
Ben E. Keith Food Services	29%	29%
Sysco Corporation	20%	20%
Total Sales	49%	49%

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

As of March 31, 2010, we purchase our boxes for packing from Bates Container in San Antonio, Texas. There is no supplier risk for our packaging materials as there are many other vendors that can provide the same products at a similar price to meet our packaging needs.

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

Wholesale Competition:

Sweet Street Desserts – Reading, Pennsylvania

Lawler’s Desserts – Humble, Texas

Chef Pierre, a division of Sara Lee Food Service – Cincinnati, Ohio

Our goal is to compete by differentiating ourselves in the marketplace and promoting a “value-added” approach. We accomplish this approach by promoting several key elements that we believe set us apart from our competition. One of the most important features of our products is quality. To date, we have competed in the retail markets primarily through word of mouth and by sampling our product at high profile shows/events where our target market is in attendance. We have also initiated internet-based marketing and sales efforts including a viral marketing campaign. When marketing our products to our customers, we stress the quality of our products, the fact that they are handmade, and our reputation for customer service. We have been able to communicate this message through the efforts of our sales personnel. We believe our approach to be well received in the marketplace.

In both our wholesale and retail categories, we believe that our price-points are consistent with what we see as our competition in this segment of the dessert market. Because of the relative expense of our products, especially in our wholesale business, we offer value-added services to our distributors’ end-users who may desire to utilize these services. These services include allowing the use of our “Tootie” brand, the education of wait staff by our sales personnel, as well as supplying end-users with point-of-sale materials. We believe the name “Tootie Pie” is catchy and we have found it to help generate interest among customers when mentioned by the end-users’ wait staff. We are currently a small competitor in terms of geographic coverage and volume compared to some of our competitors in the wholesale market, but based on the positive response and growth in orders we have received from our distributors and their respective customers, we believe we will continue to grow in geographic coverage and volume.

Intellectual Property

We have filed and obtained a Federal Copyright to protect our Company logo and trade dress. We have also filed and obtained a State Trademark application with the State of Texas to protect the names “Tootie Pie Company” and “Tootie Pie Gourmet Café.” We have confidentiality agreements in place with all current employees protecting our trade secrets, including the recipes for our pies.

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

Seasonality

The high-end dessert business, and more specifically the pie business, experiences seasonal selling periods. We have completed five such seasons since we started our business. We have experienced large fluctuations in the percentage breakdown between the categories of our business at the various reporting periods during the year. Although our retail and corporate customers purchase our pies throughout the year, the majority of these sales occur during November and December, or our fiscal third quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue also being recorded during our fiscal third quarter. Specifically, 59% of our retail revenue, 89% of our corporate revenue and 43% of our wholesale revenue for the fiscal year ended March 31, 2010 was recorded in our fiscal third quarter.

Employees

As of March 31, 2010, we had ten full-time and seventeen part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A.

RISK FACTORS.

Risks Related to Our Business

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

Although we believe that we have adequate capital to fund our operations through our next fiscal year ended March 31, 2011, we believe we will need additional working capital to fund our growth plans. However, we may not be able to access the capital we need on terms acceptable to us. If we can access financing, it may involve issuing debt or equity securities that are senior to our outstanding shares. Any issuance of convertible debt or equity securities may dilute the value of our current shares outstanding. If we issue debt securities or take loans from private investors, we may have to agree to certain covenants as a condition of those loans that restrict the manner in which we run our Company. In addition, if we cannot raise additional capital, it is likely that our potential growth will be restricted and we will be forced to scale back or curtail the implementation of our business plan. If we do not raise additional capital, the value of your investment may decrease or become worthless.

We initially began as a start up business with a small customer base and if we do not expand our customer base, we will not generate sufficient revenues to make our business successful.

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

We use commodities such as fruit, flour and other raw materials to make our products that may be subject to certain price pressures and if our raw material prices increase significantly, it may reduce our margins.

We have numerous sources for fruit, flour and raw materials to make our products. However, we are exposed to the same economic risks associated with the factors that can affect commodities such as weather, market conditions, or transportation-related economic risks. If the price of our raw materials increases significantly, it may reduce our margins and negatively affect our profits, if any.

We use third party carriers to ship pies to our retail and corporate customers which may pass on increases in transportation related fuel cost to our customers which could discourage them from purchasing our products.

We have numerous sources for third party carriers, such as FedEx and UPS, to ship our products to our retail and corporate customers. The shipping cost is paid for by the customer. If the price of fuel increases and the carrier chooses to pass these increases to our customers, it may reduce the number of customers willing to pay the higher shipping cost and negatively impact our results of operations.

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

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy, insurance (including liability and workers compensation) and other supplies and services. To the extent that price increases cannot be passed along to our customers, those increases could impact our financial results.

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

We rely on two customers for the majority of our wholesale business, Ben E. Keith Food Services and Sysco Corporation, and if we lose these customers, our revenues will likely decline.

As of March 31, 2010, our two largest wholesale customers are Ben E. Keith Food Services and Sysco Corporation. Ben E. Keith Food Services is a customer through its Ben E. Keith Food Services San Antonio, Dallas/Fort Worth, Oklahoma City, Amarillo, Albuquerque and Little Rock locations. Sysco Corporation is a customer through its Sysco Food Services of San Antonio, Austin, Houston, Dallas, Atlanta, St. Louis, East Texas and Jackson locations. For the twelve month period ended March 31, 2010, Ben E. Keith Food Services accounted for 29% of our pie sales and Sysco Corporation accounted for 20% of our pie sales, or a combined 49% of our overall pie sales. These food distributors buy our products for resale to their customers. The loss of business from either of these food distributors could have a negative impact on our ability to grow our wholesale business, which we expect to be a significant part of our sales growth.

We depend on the experience of our Chief Executive Officer and the loss of our Chief Executive Officer would affect our ability to implement our business plan.

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

In order to become profitable, we will need to substantially grow our business. Our growth is expected to place a significant strain on our managerial, operational and financial resources. Further, as we receive orders, we will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of our further growth or an increase in the number of our orders. Our systems, procedures and controls may not be adequate to support our operations and we may not be able to achieve the rapid execution necessary to successfully offer our products and implement our business plan. Our future operating results will also depend on our ability to add additional personnel commensurate with the growth of our business. If we are unable to manage growth effectively, our business, results of operations and financial condition may deteriorate and our business may fail. As a result, you may lose some or all of your investment.

If we do not protect our trademarks and other intellectual property, we may find it harder to compete in the marketplace.

We rely on trademarks, copyrights, domain names, trade dress and trade secrets to market our products and develop our business. We have filed and obtained a Federal Copyright to protect our Company logo and trade dress. We have also filed and obtained a State Trademark application with the State of Texas to protect the name “Tootie Pie Company.” When we purchased some of the assets associated with Tootie Pie Company, Inc., including the name and recipes, we believed the Tootie Pie brand image would allow us to more effectively market our products. We cannot be sure that our interests in these intellectual property rights will be completely protected. It is possible that our rights in this intellectual property will be invalidated, circumvented or challenged in the future. If our rights are challenged, we will likely have to expend significant resources to protect them and we may not have sufficient resources to adequately defend our rights. If we do not protect our intellectual property, we will have to develop new branding for our products which could substantially increase our costs and such branding may not be accepted by consumers. Our failure to successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results and financial condition. We have confidentiality agreements in place with all current employees protecting our trade secrets, including the recipes for our pies.

We face intense competition, and if we are not successful in marketing our products, our business could fail.

The “high end” dessert market is highly competitive. We currently use two forms of distribution to our customers. The retail and corporate market of our business is served via third party shipper delivery, while foodservice distributors serve our wholesale market. We compete on a national level with our mail order retail business, shipping pies throughout the United States utilizing third party shipping carriers such as FedEx and UPS.

Our primary challenge in our retail market is the size and scope of servicing customers on a national level. There are many companies marketing and shipping “high end” dessert offerings throughout the United States. We believe to compete effectively, we will have to expend significant funds to build our brand and market our products. Our foodservice distribution for our wholesale market is provided by local, regional and national distributors that carry many different products and brands. We currently cover the greater Texas region, parts of Oklahoma, Kansas, Missouri, Louisiana, New Mexico, Colorado, Tennessee, Mississippi, Georgia and Arkansas with these distributors. While we feel there is a market for the “high end, handmade” pies our Company provides, we are competing against numerous well-established companies with significant resources that market quality dessert products. Our challenge will be our ability to compete successfully against the competitive pressures the large competitors present, including possible downward pressure on the prices we charge for our products that could reduce our revenues or increase our costs, or both. Working through our foodservice distributors will also require significant investment and marketing support in order to further expand our wholesale distribution. If we are unable to compete in the market for “high end” dessert products, we may not have sufficient revenues to become, or remain, profitable.

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

Risks Related to Our Common Stock

”Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our shares.

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

ITEM 2.

PROPERTIES.

As of March 31, 2010, our headquarters and operations were housed in approximately 5,000 square feet of leased office/warehouse space in Boerne, Texas. The lease requires payments of $3,000 per month, expires in August 2010 and management believes the lease will be renewed under comparable terms. In addition, we pay the real estate taxes and insurance on the building which totaled approximately $9,500 for the twelve month period ended March 31, 2010. While we believe our existing facilities will be adequate to meet our anticipated needs for the next year, we are currently evaluating our facility requirements to meet our future needs.

We also have leases on our two Gourmet Cafés; one requiring payments of $2,600 per month that expires in November 2011 and the other requiring payments of $2,200 per month that expires in October 2012.

ITEM 3.

LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4.

REMOVED AND RESERVED.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We filed a registration statement with the Securities and Exchange Commission in 2006 and it was declared effective on January 8, 2007. Active trading of our stock commenced on April 9, 2007 on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “TOOT.”

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported on the OTCBB for the past two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended March 31, 2010	High	Low
Quarter ended June 30, 2009	$ 0.40	$ 0.10
Quarter ended September 30, 2009	$ 0.30	$ 0.11
Quarter ended December 31, 2009	$ 0.20	$ 0.13
Quarter ended March 31, 2010	$ 0.26	$ 0.10

For the Fiscal Year Ended March 31, 2009	High	Low
Quarter ended June 30, 2008	$ 0.80	$ 0.76
Quarter ended September 30, 2008	$ 0.80	$ 0.10
Quarter ended December 31, 2008	$ 0.60	$ 0.35
Quarter ended March 31, 2009	$ 0.45	$ 0.15

Holders

As of June 19, 2010, there were 9,912,462 shares of our common stock issued and outstanding. As of June 19, 2010, there were approximately 139 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future. Instead, we intend to reinvest our earnings, if any, into our Company.

Recent Sales of Unregistered Securities

In April 2010, we sold 125,000 unregistered shares of our common stock, plus warrants to buy an additional 125,000 unregistered shares of our common stock, to one of our existing investors for $25,000. The warrants have a conversion price of $0.50 per share and expire on December 31, 2011.

In April 2010, we also issued 165,000 shares of our restricted common stock to two vendors as payments for promotional services.  We valued the services at $19,700.

All aforementioned share issuances were completed in accordance with Section 4(2) of the Securities Act of 1933 in an offering without any public offering, advertising or general solicitation.  These shares are restricted securities and include an appropriate restrictive legend.

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

The following Management’s Discussion and Analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

We incorporated in the State of Nevada on June 16, 2005. On September 9, 2005, we purchased certain assets from Ms. Ruby Lorraine “Tootie” Feagan including all of her pie recipes, customer list, the right to the “Tootie Pie” name, the related baking equipment, and a building located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000. Our fiscal year end is March 31.

On October 8, 2009, we completed the Asset Purchase of certain business assets held by two Benny’s Bagels sandwich shops located in San Antonio, Texas. By March 2010, we completed the re-branding of these two stores and both are now operating as “Tootie Pie Gourmet Cafés.” Our Cafés are dessert destinations where customers can enjoy a quality dine-in experience or pick up a pie to take home. In addition to featuring our Tootie Pies, the Cafés offer a menu of bagels, sandwiches, paninis, salads and drinks. In June 2010, we launched a new coffee and tea line at our Cafés and expanded our dessert menu with the release of our latest product offering, “Tootie Pie on a Stick.”

Business Trends

We manufacture, market and sell “high quality” pies. We have three sales channels: retail, corporate and wholesale that require different “value added” marketing strategies to address each customer base.

Our retail market is comprised of individual consumers through in-store sales at our Boerne storefront and Tootie Pie Gourmet Café locations, orders via telephone and internet orders from our website: www.tootiepieco.com.  We do not intend for information on our website to be incorporated into this report.

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

Our wholesale market is comprised of regional and national broad-line foodservice distributors who purchase our products and then resell them to their customers. We started the fiscal year selling to the following distributors:

•

Ben E. Keith Food Services San Antonio

•

Ben E. Keith Food Services Dallas/Fort Worth

•

Ben E. Keith Food Services Oklahoma

•

Ben E. Keith Food Services Amarillo

•

Ben E. Keith Food Services Albuquerque

•

Ben E. Keith Food Services Little Rock

•

Sysco Food Services of San Antonio

•

Sysco Food Services of Austin

•

Sysco Food Services of Houston

•

Sysco Food Services of Dallas

•

Sysco Food Services of Atlanta

•

Sysco Food Services of St. Louis

•

Sysco Food Services of Jackson

•

U.S. Foodservice– Austin

•

Performance Food Group – Temple

•

Martin Preferred Foods – Houston

•

Cheney Brothers– Florida

During the first quarter ended June 30, 2009, we increased our distribution base with the addition of Reinhart Food Service.

During the second quarter ended September 30, 2009, we increased our distribution base with Sysco Food Services of East Texas.

In October 2009, we entered into a distributor agreement with Kehe Food Distributors. Kehe distributes specialty food items to more than 15,000 retail outlets in 49 states, Mexico, and the Caribbean.

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

•

Sysco Food Services of Houston and East Texas sell to customers located in the east Texas market.

•

Sysco Food Services of Dallas sells to customers located in the Dallas/Ft. Worth market.

•

Sysco Food Services of Atlanta sells to customers in the greater Atlanta market.

•

Sysco Food Services of St. Louis sells to customers in the greater St. Louis market.

•

Sysco Food Services of Jackson sells to customers in Mississippi and surrounding markets.

U.S. Foodservice – Austin is part of U.S. Foodservice Corporation, a national foodservice distributor. U.S. Foodservice – Austin sells to customers in the central and south Texas.

Performance Food Group – Temple is part of Performance Food Group, a multi-state broad-line foodservice distributor as well as a national account foodservice distributor. Performance Food Group – Temple sells to customers in the central Texas market.

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

To assist us in covering the markets mentioned above, we retain the services of Hanks Brokerage Company. Hanks Brokerage is a foodservice broker, responsible for soliciting orders, introducing new products at our request and maintaining contact with certain accounts. In addition, Hanks Brokerage transmits information to us relating to competitive pricing, promotion and advertising bearing on our products and attends trade shows relating to the food trade within its territory.

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

Critical Accounting Policies and Estimates

General: This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

Valuation of Intangible Assets: We periodically review, on at least an annual basis, the carrying value of intangible assets and other long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the fair value of intangible assets and long-lived assets, determined based upon the estimated future cash flows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Federal Income Taxes: We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  We do not have any unrecognized income tax benefits at March 31, 2010.

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

New Accounting Standard

On January 21, 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06. ASU 2010-06 added new requirements for disclosures about transfers in and out of Levels 1 and 2 in the fair value hierarchy and amended additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements.  Additionally it clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. ASU 2010-06 is generally effective for the first reporting period beginning after December 15, 2009. We do not expect the adoption of ASU 2010-06 to have a significant impact on our results of operations and financial position.

Results of Operations

Comparison of the Year Ended March 31, 2010 to the Year Ended March 31, 2009

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets.  Revenues for the twelve months ended March 31, 2010 were effectively flat from the same period in the prior year; increasing to $1,686,109 from $1,670,324 for the twelve months ended March 31, 2009.  Revenues from wholesale foodservice, grocery and retail sales were up from the prior year periods while corporate sales were down from the prior year periods.  This shift in sales from corporate to wholesale resulted in overall year ended March 31, 2010 revenues being effectively unchanged from year end March 31, 2009 revenues.  We see this shift as indicative of the overall uneven performance of the U.S. economy.

The revenues for the twelve months ended March 31, 2010 are detailed in the following table.

Category	Year Ended March 31, 2010	Year Ended March 31, 2009	$ Increase	% Increase
Retail	$385,032	$299,692	$85,340	28.5%
Corporate	168,160	230,225	(62,065)	(27.0)%
Wholesale	986,418	949,395	37,023	3.9%
Packaging/Shipping Reimbursements	146,499	191,012	(44,513)	(23.3)%
Net Sales	$1,686,109	$1,670,324	$15,785	0.9%

For the periods reported below, our customers were in the following categories:

Category	Year Ended March 31, 2010	Year Ended March 31, 2009
Retail	25%	20%
Corporate	11%	16%
Wholesale	64%	64%
Totals	100%	100%

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales are during November and December, our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue recorded during our third fiscal quarter. Specifically, 59% of our retail revenue, 89% of our corporate revenue and 43% of our wholesale revenue for the fiscal year ended March 31, 2010 was recorded in our fiscal third quarter.

As of March 31, 2010, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation. For the twelve month period ended March 31, 2010, Ben E. Keith Food Services and Sysco Corporation combined for 49% of our overall pie sales, 29% and 20% respectively.

Costs of Sales:

Cost of sales includes raw materials, direct labor, cooking and cleaning supplies, and factory overhead. Cost of sales was $607,760 for the twelve months ended March 31, 2010 compared to $621,025 for the twelve months ended March 31, 2009. We do not consider this to be a significant change from one year to the next.

Cost of sales, as a percentage of net sales, was 36% for the twelve month period ended March 31, 2010 compared to 37% for the twelve month period ended March 31, 2009. We do not consider the change in our cost of sales as a percentage of net sales for the twelve month period ended March 31, 2010 to be a particularly meaningful change and attribute it to our fixed cost of manufacturing being spread over the number of units sold resulting in no meaningful changes in manufacturing efficiencies. The result is a fairly constant cost of sales and overall cost per unit produced and sold from one twelve month period to the next.

Gross Margin:

Gross margin was 64% for the year ended March 31, 2010 compared to 63% for the year ended March 31, 2009. Consequently, we had a similar gross profit for each unit sold from the prior year period. We expect our gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased $176,802, a drop of 10%, to $1,553,575 for the twelve month period ended March 31, 2010, from $1,730,377 for the twelve month period ended March 31, 2009. The decrease in selling, general and administrative expenses from the prior year periods was principally due to cost saving measures enacted by our management to address the U.S. economic slowdown. These cost saving measures were primarily associated with staff and payroll reductions and the corresponding savings associated with those cuts.

Net Loss:

Net loss decreased $209,589, a 30% drop, to $478,226 for the twelve months ended March 31, 2010 from $687,815 for the twelve months ended March 31, 2009. The net loss decrease for the twelve months ended March 31, 2010 was principally due to cost saving measures enacted by our management to address the U.S. economic slowdown. These cost saving measures were primarily associated with staff and payroll reductions and the corresponding savings associated with those cuts.

Liquidity and Capital Resources

At March 31, 2010, we had $47,056 of cash and cash equivalents, compared to $183,859 of cash and cash equivalents at March 31, 2009. In addition, our working capital was $125,867 at March 31, 2010, compared to $572,327 at March 31, 2009.

We believe our current working capital is sufficient to fund our current operations; however, we are seeking additional capital to fund our growth plans through our fiscal year ending March 31, 2011. Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require we not grow and continue to maintain operations at our historic levels.

On April 10, 2010, as a start in our efforts to find additional sources of funding, we sold 125,000 unregistered shares of our common stock, plus warrants to buy an additional 125,000 unregistered shares of our common stock, to one of our existing investors for $25,000. The warrants have a conversion price of $0.50 per share and expire on December 31, 2011.

Net cash used in operating activities dropped 82%, resulting in cash used of $148,037 for the twelve months ended March 31, 2010 versus $815,406 of cash used for the twelve months ended March 31, 2009, an improvement of $667,369 from the prior year. Net cash used in operating activities was decreased primarily through cost saving measures associated with staff and payroll reductions and the corresponding savings associated with those cuts.

Net cash used in investing activities was $111,266 for the twelve months ended March 31, 2010 and $92,741 for the twelve months ended March 31, 2009. These investing activities primarily reflected capital expenditures related to our acquisition of Benny’s Bagels.

Net cash provided by financing activities of $122,500 for the twelve months ended March 31, 2010 and $63,920 for the twelve months ended March 31, 2009, represented proceeds from the issuance of common stock as well as borrowings in notes payable, net of repayments.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tootie Pie Company, Inc.

Boerne, Texas

We have audited the accompanying balance sheets of Tootie Pie Company, Inc. (the “Company”) as of March 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tootie Pie Company, Inc., as of March 31, 2010 and 2009, and the results of its operations, changes in stockholders’ equity, and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
Dated: July 1, 2010

TOOTIE PIE COMPANY, INC.

BALANCE SHEETS

	March 31, 2010	March 31, 2009
ASSETS
Current Assets:
Cash and equivalents	$47,056	$183,859
Accounts receivable, net	38,857	32,021
Inventory	181,869	356,170
Other current assets	11,537	45,056
Total current assets	279,319	617,106

Fixed Assets:
Furniture and equipment	417,242	260,976
Leasehold improvements	34,318	34,318
Building	7,000	7,000
Total fixed assets	458,560	302,294
Less accumulated depreciation	(186,863)	(123,784)
Net fixed assets	271,697	178,510

Other Assets:
Intangible assets, net	65,940	93,226
Deposits and other	5,410	3,750
Total other assets	71,350	96,976

Total Assets	$622,366	$892,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$32,064	$10,775
Accounts payable, employees	3,517	3,878
Accrued expenses	45,371	30,126
Notes payable	72,500	—
Total current liabilities	153,452	44,779

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 99,900,000 shares, 9,512,462 and 9,032,962 issued and outstanding	9,512	9,033
Additional paid-in-capital	2,883,848	2,785,000
Retained earnings (deficit)	(2,424,446)	(1,946,220)
Total stockholders’ equity	468,914	847,813

Total Liabilities and Stockholders’ Equity	$622,366	$892,592

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year Ended March 31, 2010	Year Ended March 31, 2009
Sales, net	$1,686,109	$1,670,324
Cost of goods sold	607,760	621,025
Gross profit	1,078,349	1,049,299
Operating Expenses:
General and administrative expense	528,698	597,533
Selling expense	1,024,877	1,132,844
Total operating expenses	1,553,575	1,730,377
Operating (Loss)	(475,226)	(681,078)
Other Income (Expense):
Interest income	—	8,173
Other (expense)	—	(11,244)
Total other income (expense), net	—	(3,071)
Loss before income taxes	(475,226)	(684,149)
Income taxes – Texas margin tax	(3,000)	(3,666)
Net Loss	$(478,226)	$(687,815)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.05)	$(0.08)
Weighted average common shares outstanding, basic and diluted	9,302,263	9,008,119

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Common Stock
	Shares	Amount
Balance at March 31, 2008	8,875,035	$8,875	$2,686,910	$(1,258,405)	$1,437,380
Common stock issuances:
Proceeds from exercise of warrants	127,840	128	63,792	—	63,920
Common stock for services	30,087	30	31,950	—	31,980
Stock options issued for services	—	—	2,348	—	2,348
Net (loss) for the year	—	—	—	(687,815)	(687,815)
Balance at March 31, 2009	9,032,962	$9,033	$2,785,000	$(1,946,220)	$847,813
Common stock issuances:
Proceeds from exercise of warrants	125,000	125	49,875	—	50,000
Common stock for services	54,500	54	4,273	—	4,327
Common stock for equipment	300,000	300	44,700	—	45,000
Net (loss) for the year	—	—	—	(478,226)	(478,226)
Balance at March 31, 2010	9,512,462	$9,512	$2,883,848	$(2,424,446)	$468,914

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2010	Year Ended March 31, 2009
Operating Activities
Net loss	$(478,226)	$(687,815)
Adjustments to reconcile net loss
to net cash (used) by operating activities:
Depreciation	63,079	49,119
Amortization	27,286	27,286
Common stock and options issued for services	4,327	34,328
Changes in operating assets and liabilities:
Accounts receivable	(6,836)	(29,419)
Inventory	174,301	(171,316)
Other assets	31,858	2,810
Accounts payable and accrued expenses	36,174	(40,399)
Net Cash (Used) by Operating Activities	(148,037)	(815,406)
Investing Activities
Purchases of fixed assets	(111,266)	(92,741)
Net Cash (Used) by Investing Activities	(111,266)	(92,741)
Financing Activities
Borrowings on notes payable	110,000	—
Repayments on notes payable	(37,500)	—
Issuances of common stock, net of offering costs	50,000	63,920
Net Cash Provided by Financing Activities	122,500	63,920

Net Change in Cash	(136,803)	(844,227)
Cash at beginning of year	183,859	1,028,086

Cash at End of Year	$47,056	$183,859

Supplemental Disclosures

Interest paid in cash	$—	$—
Income taxes paid in cash	1,868	—
Non-cash Activities:
Issuance of common stock and options for services	4,327	34,328
Issuance of common stock for equipment	45,000	—

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

Reporting Period: These financial statements are as of, and for the years ended, March 31, 2010 and 2009.  The Company operates on a March 31 fiscal year end.

Cash and Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable: Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $5,000 at March 31, 2010 and 2009. The allowance for doubtful accounts is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Inventories: Inventories are stated at the lower of cost (which is determined on a first-in, first-out basis) or market and consists of raw materials, packaging materials and finished goods. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. A reserve for obsolete inventories was not required at March 31, 2010 and 2009.

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

Intangible Assets: Intangible assets consist primarily of recipes (see Note 2), and are being amortized straight-line over 7 years. Accumulated amortization totaled $125,060 at March 31, 2010 and $97,774 at March 31, 2009. The Company periodically reviews, on at least an annual basis, the carrying value of its intangible and long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the fair value of intangible and long-lived assets, determined based upon the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Income Taxes: Deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company is subject to the Texas margin tax.

The Company follows Accounting Standard Codification (“ASC”) Topic 740. The Standard defines the confidence level that a tax position must meet in order to be recognized in the financial statements. ASC 740 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than not” to be sustained and the amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50% likely of being realized upon ultimate settlement of the tax position. This approach requires the Company to exercise considerable judgment and estimates are inherent. ASC 740 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with ASC 740 and the amount previously taken or expected to be taken in a tax return.

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

Advertising Costs: The cost of advertising is expensed as incurred. The Company incurred advertising expense of approximately $35,000 for the year ended March 31, 2010 and $80,000 for the year ended March 31, 2009.

Product Development Costs: Cost of new product development and product redesign are charged to expense as incurred.

Shipping and Handling Costs: Revenue received from shipping and handling fees of $137,589 for the year ended March 31, 2010 and $177,778 for the year ended March 31, 2009 is reflected in sales. Costs associated with shipping product to customers is included in selling expenses and totaled $164,543 for the year ended March 31, 2010 and $191,570 for the year ended March 31, 2009.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and equivalents and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base consists of retail, corporate and wholesale buyers which are geographically dispersed. For the year ended March 31, 2010, the Company’s two primary wholesale customers represented 29% and 20% of pie sales revenue.

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

Recent Accounting Pronouncements: On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06. ASU 2010-06 amends ASC 820, “Fair Value Measurements,” and adds new requirements for disclosures about transfers in and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements.  Additionally, it clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. ASU 2010-06 is generally effective for the first reporting period beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-06 to have a significant impact on our results of operations and financial position.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - continued

Share-Based Compensation: The Company recognizes as compensation expense all share based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant. Compensation expense related to share based payments totaled $0 for the year ended March 31, 2010 and $22,832 for the year ended March 31, 2009.

NOTE 2 – PURCHASE OF CERTAIN ASSETS

On September 9, 2005, the Company purchased the rights, recipes, customer lists, and certain equipment of a sole proprietor located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000. The $200,000 purchase price was allocated $9,000 to equipment and $191,000 to intangible assets. The intangible assets are being amortized $27,286 per year through fiscal year ended March 31, 2012, and $11,418 in fiscal year ended March 31, 2013.

NOTE 3 – INVENTORIES

Inventories consist of the following at March 31:

	2010	2009
Raw materials	$62,251	$92,965
Packaging materials	19,208	34,966
Finished goods	100,410	228,239
Total Inventories	$181,869	$356,170

NOTE 4 – NOTES PAYABLE

In connection with its purchase of two Benny’s Bagels sandwich shop locations in October, 2009, the Company executed an unsecured note payable in the amount of $110,000 in favor of the seller.  The note is payable in 12 equal monthly installments of $7,500, with the balance of $20,000 due on November 1, 2010. The note does not earn interest, and discounting the note to assume the prime rate of interest is insignificant. The note had a balance of $72,500 at March 31, 2010.

The Company’s average note payable balance outstanding during the fiscal year ended March 31, 2010 was $45,625. The Company did not have any borrowing outstanding during the fiscal year ended March 31, 2009.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock Options: The Company periodically grants non-qualified stock options to directors and officers and uses the Black-Scholes option pricing model in valuing theses grants. The fair value for these options was estimated at the date of grant with the following weighted-average assumptions for the year ended March 31:

	2010	2009
Risk-free interest rate	*	*
Expected dividend yield	*	*
Expected volatility of common stock	*	*
Expected weighted-average life of option	*	*

* No grants were awarded in the fiscal year ended March 31, 2010 or 2009.

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

A summary of the status of the Company’s non-plan and plan options is as follows:

	Year Ended March 31, 2010		Year Ended March 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	741,000	$0.48	741,000	$0.49
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(330,000)	—	—	—
Cancelled	—	—	—	—
Outstanding at the end of year	411,000	$0.48	741,000	$0.49

Aggregate intrinsic value, end of year	$90,420		$222,300

Options exercisable at end of year	411,000	$0.48	711,000	$0.48

Aggregate intrinsic value, end of year	$90,420		$213,300

Weighted average fair value of options granted during the year	$—		$—

Weighted average contractual life remaining at year-end		6.9 yrs.		7.9 yrs.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

Stock Warrants: The Company has warrants outstanding that expire on December 31, 2011 to purchase 125,000 shares of its Common Stock at $0.50 per share, subject to adjustment.

Preferred Stock: The Company has authorized 100,000 shares of $0.001 par value preferred stock, none of which are issued or outstanding at March 31, 2010. Voting powers, designations, preferences, and qualifications have not been set by the Board of Directors.

NOTE 6 – INCOME TAXES

The reconciliation of income tax computed at the U.S. federal statutory tax rates to total income tax is as follows for the fiscal years ended March 31:

	2010	2009
Federal tax (benefit) at statutory rate, 34%	$(161,000)	$(233,000)
Change in valuation allowance	195,000	225,000
Texas margin tax	3,000	3,666
Other items	(34,000)	8,000
Income tax expense	$3,000	$3,666

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at March 31:

	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforward	$673,000	$480,000
Stock compensation expense	110,000	108,000
Total deferred tax assets	783,000	588,000
Less valuation allowance	(783,000)	(588,000)
Net deferred tax asset recorded	$—	$—

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2010 and 2009.

If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense.  As of March 31, 2010, the Company had no accrued interest or penalties.

As of March 31, 2010, the tax years ended March 31, 2006 through March 31, 2010 remain subject to examination by tax authorities.

The Company’s tax net operating loss carryforward of approximately $1,980,000 (net benefit at 34% of $673,000) expires from 2026 to 2030.

TOOTIE PIE COMPANY, INC.

Notes to Audited Financial Statements

NOTE 7 – EARNINGS (LOSS) PER SHARE

The following reconciles the components of the earnings (loss) per share (“EPS”) computation.

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Period Ended March 31, 2010
Basic EPS:
Net income (loss)	$(478,226)	9,302,263	$(0.05)
Effect of dilutive options	—	—	—
Dilutive EPS	$(478,226)	9,302,263	$(0.05)

Period Ended March 31, 2009
Basic EPS:
Net income (loss)	$(687,815)	9,008,119	$(0.08)
Effect of dilutive options	—	—	—
Dilutive EPS	$(687,815)	9,008,119	$(0.08)

NOTE 8 – COMMITMENTS

Operating Leases: The Company corporate office and bakery building lease expires in August 2010. The Company expects to renew this lease for another year at the same rate. The Company also has leases on its two Gourmet Cafés; one that expires in November, 2011 and the other which will expire in October, 2012. Rental expense was approximately $35,000 for the fiscal years ended March 31, 2010 and 2009. Future minimum annual lease payments are as follow:

Year Ending March 31,
2011	$ 62,000
2012	27,000
2013	17,000

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Interim Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer / Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer / Interim Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions, offices and biographies for the past five years as of March 31, 2010, of our executive officers and directors. Members of the board are elected and serve for three year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Don L. Merrill, Jr.	51	President, Chief Executive and Interim Chief Financial Officer and Director
Dan Gostylo	55	Director
David P. Strolle, Jr.	51	Director and Secretary

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

Dan Gostylo has served as a director on our Board since June 16, 2009. Mr. Gostylo is a co-founder, principal and broker with Providence Commercial Real Estate Services in San Antonio, Texas. Prior to co-founding Providence Commercial in 1991, Mr. Gostylo was a commercial real estate investment broker with Coldwell Banker Commercial's office in San Antonio for seven years. As a licensed commercial real estate broker in the State of Texas, Mr. Gostylo has over 25 years experience in handling commercial real estate transactions, primarily office and industrial, by representing tenants, landlords, buyers and sellers in numerous complex negotiations. He is a past-president (2004) of CORFAC International, an affiliation of commercial brokerage firms from all across North and South America, and he continues to serve CORFAC as chairman of the Affiliation Development Committee. Mr. Gostylo is a graduate of Princeton University where he earned a bachelor's degree in chemical engineering in 1976.

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

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2010 Annual Meeting of Stockholders should be provided to our Chief Executive Officer. The recommended candidate should be submitted to us in writing addressed to 129 Industrial Drive, Boerne, Texas, 78006. The recommendation should include the following information: name of candidate; address, phone and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table presents the compensation information during the fiscal years ended March 31, 2010 and March 31, 2009 for our Principal Executive Officer and Principal Financial Officer. We refer to these executive officers as our “named executive officers” elsewhere in this annual report.

Summary Compensation Table for Fiscal Years Ended March 31, 2010 and 2009

Name and Principal Position (a)	Year Ended March 31, (b)	Salary ($) (c)	Options Awards (1) ($) (f)	Total ($) (j)
Don L. Merrill, Jr.(2)	2010	99,604	0	99,604
Principal Executive Officer and Interim Chief Financial Officer	2009	90,229	0	90,229

David Patterson	2010	8,911	0	8,911
Principal Financial Officer, through May 21, 2009	2009	75,958	0	75,958

(1)

The amounts in this column were valued at the amount recognized for financial reporting purposes for the fair value of stock options granted in accordance with Accounting Standards Codification Topic 718.

(2)

Included in the salary of Don L. Merrill, Jr. in 2010 was $800 in compensation for serving in his role on our Board of Directors.  Mr. Merrill was not compensated for serving on our Board of Directors in 2009.

NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

As of the date of this report, we do not have any written employment agreements with our current named executive officer. On January 27, 2010, our Board of Directors approved an annual base salary increase to $113,500, effective February 1, 2010, for Don L. Merrill, Jr., our President and Chief Executive Officer and Interim Treasurer and Chief Financial Officer.

Mr. Patterson’s annual salary in fiscal 2010 was $50,000 until his resignation effective May 21, 2009. We paid no severance to Mr. Patterson. Outstanding stock options held by Mr. Patterson were forfeited on June 20, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on March 31, 2010, the last day of our fiscal year, to each of the named executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table: March 31, 2010
Option awards

Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
Don L. Merrill, Jr.	50,000	$0.12	12/31/15
Don L. Merrill, Jr.	150,000	$0.40	3/22/17
Don L. Merrill, Jr.	75,000	$0.90	1/14/18

All outstanding stock options are exercisable at March 31, 2010.

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

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them during the fiscal year ended March 31, 2010.

March 31, 2010 Director Compensation Table

Name (a)	Fees earned or paid in cash ($) (b)	Total ($) (h)
Don Merrill, Jr.	800	800
David P. Strolle, Jr. (1)	800	800
Dan Gostylo (2)	600	600

(1)

Mr. Strolle was appointed to serve on our Board of Directors on October 23, 2008.

(2)

Mr. Gostylo was appointed to serve on our Board of Directors on June 16, 2009.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

During the fiscal year ended March 31, 2010, we paid $200 cash compensation to our non-employee directors for their services on our Board of Directors for each Board meeting attended in person.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of June 19, 2010, by each person known by us to (i) beneficially own more than 5% of our common stock, and by each of our (ii) directors, (iii) each of our named executive officers at the end of our most recently completed fiscal year, and (iv) all directors and officers as a group.

Name and Address of Beneficial Owner (1)	Common Shares Beneficially Owned	Percent of Class (2)

Don L. Merrill, Jr. (3)	1,000,000	9.8%
David P. Strolle, Jr.	398,000	4.0%
Dan Gostylo	184,760	1.8%

Directors and executive officers as a group (3 persons)	1,582,760	15.5%

(1)

Unless indicated otherwise, the address of all beneficial owners is c/o Tootie Pie Company, Inc., 129 Industrial Dr., Boerne, TX 78006.

(2)

For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after June 19, 2010. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after June 19, 2010 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. Percentage calculations are based on 9,912,462 shares issued and outstanding on June 19, 2010.

(3)

Mr. Merrill’s beneficial ownership is comprised of 600,000 common shares owned outright. Additionally attributable to Mr. Merrill are 50,000 shares of common stock held by the Merrill Family Trust, 25,000 shares of common stock held in the Madeline Merrill Trust, 25,000 shares of common stock held in the Matthew Merrill Trust and 25,000 shares of common stock held in the Emily Merrill Trust. Joan Bradshaw is the trustee of these trusts and has voting and dispositive control over the shares. Mr. Merrill also owns options to purchase 275,000 shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2010, our equity securities authorized for issuance, aggregated, are as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	411,000	$ 0.48	146,338	(1)
Total	411,000	$ 0.48	146,338

(1)

The Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan allows for the issuance of up to 500,000 shares of common stock or shares underlying common stock options. This number includes 146,338 shares available for issuance under this Plan.

Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan

On January 14, 2008, our Board of Directors approved the Tootie Pie Company, Inc. Stock Option and Incentive Plan, or the Plan. Prior to adoption of the Plan, our Board issued equity securities on December 31, 2005 and March 22, 2007 as compensation to certain employees. Subsequent to the adoption of the Plan, equity securities issued as compensation as of June 19, 2010 have been issued pursuant to the Plan.

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

We may issue up to 500,000 shares of common stock under the Plan. These shares may be issued in the form of unrestricted common stock awards, non-qualified stock options or stock options with restrictions or conditions as determined at the discretion of our Board of Directors. These conditions may be based on continuing employment, or other service relationship, and/or achievement of pre-established performance goals and objectives. No grants of stock options or other awards under the Plan may be made after January 14, 2018.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

David P. Strolle, Jr., a member of our Board of Directors, also serves as our general corporate counsel and we compensate him for his services in that capacity. During the fiscal year ended March 31, 2010, we paid Mr. Strolle a total of $17,936 for these services.

Director Independence

As of March 31, 2010, Don L. Merrill, Jr., David P. Strolle, Jr. and Dan Gostylo served as our directors. David P. Strolle, Jr. and Dan Gostylo both qualify as "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board, or OTCBB. The OTCBB does not require that a majority of the Board be independent.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Akin, Doherty, Klein & Feuge, P.C., or Akin, audited our financial statements for the fiscal years ended March 31, 2010 and 2009.

Fees related to services performed by Akin in the years ended March 31, 2010 and March 31, 2009 were as follows:

	2010	2009
Audit Fees (1)	$43,000	$41,000
Audit-Related Fees	0	0
Tax Fees (2)	3,600	3,000
All Other Fees	2,800	0
Total	$49,400	$44,000

(1)

Audit fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.

(2)

Tax fees principally included tax advice, tax planning and tax return preparation for services billed from April through March of the fiscal year.

The Board of Directors has reviewed and discussed with our management and independent auditor our audited financial statements contained in this Annual Report on Form 10-K for our fiscal year ended March 31, 2010. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which include, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements in our annual report on Form 10-K for the fiscal year ended March 31, 2010, for filing with the Securities and Exchange Commission.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2010 and 2009

Statements of Operations for the years ended March 31, 2010 and 2009

Statements of Changes in Stockholders’ Equity for the years ended March 31, 2010 and 2009

Statements of Cash Flows for the years ended March 31, 2010 and 2009

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

Tootie Pie Company, Inc.

Date: July 1, 2010	By:	/s/ Don L. Merrill, Jr.
Don L Merrill, Jr.
Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 1, 2010	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr.
Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer

Date: July 1, 2010	By:	/s/ Dan Gostylo
Dan Gostylo
Director

Date: July 1, 2010	By:	/s/ David P. Strolle, Jr.
David P. Strolle, Jr.
Director