Form 10-Q
period 2010-06-30
Tootie Pie Company, Inc.
filed 2010-08-16
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

As of August 9, 2010, 9,912,462 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$37,349	$47,056
Accounts receivable, trade	38,063	38,857
Inventory	159,586	181,869
Other current assets	24,964	11,537
Total current assets	259,962	279,319

Fixed Assets:
Furniture and equipment	425,199	417,242
Leasehold improvements	34,318	34,318
Building	7,000	7,000
Construction in process	25,580	—
Total fixed assets	492,097	458,560
Less accumulated depreciation	(205,515)	(186,863)
Net fixed assets	286,582	271,697

Other Assets:
Intangible assets, net	59,119	65,940
Deposits and other	5,410	5,410
Total other assets	64,529	71,350

Total Assets	$611,073	$622,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$126,070	$32,064
Accounts payable, employees	2,386	3,517
Accrued expenses	61,764	45,371
Long-term Debt, current portion	69,035	72,500
Long-term Debt, net of current, related party	25,000	—
Total current liabilities	284,255	153,452

Long-term Debt, net of current	11,026	—

Total Liabilities	$295,281	$153,452

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 99,900,000 shares, 9,912,462 and 9,512,462 issued and outstanding	9,912	9,512
Additional paid-in-capital	2,958,708	2,883,848
Retained earnings (deficit)	(2,652,828)	(2,424,446)
Total stockholders’ equity	315,792	468,914

Total Liabilities and Stockholders’ Equity	$611,073	$622,366

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)

Sales, net	$334,075	$258,336
Cost of goods sold	144,683	108,052
Gross profit	189,392	150,284

Operating Expenses:
General and administrative expense	184,039	128,854
Selling expense	233,578	161,130
Total Operating Expenses	417,617	289,984

Operating Income (Loss)	(228,225)	(139,700)

Other Income	—	—

Loss before income taxes	(228,225)	(139,700)
Income taxes – Texas margin tax	157	450

Net Loss	$(228,382)	$(140,150)

Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	9,763,561	9,074,171

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(228,382)	$(140,150)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	18,652	13,119
Amortization	6,821	6,821
Non-cash compensation expense	—	3,150
Non-cash expense for services	24,680	—
Changes in operating assets and liabilities:
Accounts receivable	794	(6,191)
Inventory	22,283	61,770
Other current assets	(13,426)	16,424
Accounts payable and accrued expenses	109,268	40,268
Net Cash (Used) by Operating Activities	(59,310)	(4,789)
Investing Activities
Purchases of fixed assets	(7,957)	—
Construction in process	—	(514)
Net Cash (Used) by Investing Activities	(7,957)	(514)
Financing Activities
Borrowings on notes payable	7,957	—
Borrowings on notes payable, related party	25,000	—
Repayments on notes payable	(397)	—
Issuances of common stock, net of offering costs	25,000	50,000
Net Cash Provided by Financing Activities	57,560	50,000

Net Change in Cash	(9,707)	44,697
Cash at beginning of period	47,056	183,859

Cash at End of Period	$37,349	$228,556

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Tootie Pie Company, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The accompanying interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	June 30, 2010	March 31, 2010
Raw materials	$65,667	$62,251
Packaging materials	17,509	19,208
Finished goods	76,410	100,410
Total Inventories	$159,586	$181,869

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarters ended June 30, 2010 and 2009 of $0 and $3,150, respectively.

NOTE 4 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at June 30, 2010 or June 30, 2009. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of June 30, 2010, the Company had no accrued interest or penalties.

As of June 30, 2010, the tax years ended March 31, 2007 through March 31, 2010 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $673,000 at March 31, 2010. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of June 30, 2010 and March 31, 2010.

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

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended June 30, 2010
Basic EPS:
Net (loss)	$(228,382)	9,763,561	$(0.02)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(228,382)	9,763,561	$(0.02)

Three Months Ended June 30, 2009
Basic EPS:
Net (loss)	$(140,150)	9,074,171	$(0.02)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(140,150)	9,074,171	$(0.02)

Subsequent to June 30, 2010 and through August 16, 2010, the Company did not issue any additional shares of its common stock.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS DISCLAIMER

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and the notes thereto included in this report, and our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Our corporate market is comprised of businesses that purchase our pies for gifts, events and/or personal use. Our corporate sales program provides a convenient and cost effective way for our corporate clients to promote their companies through customer and employee appreciation programs. Our corporate customers range in size from small businesses to large corporations. We believe this market will continue to play a key role in our future growth because our current corporate customers send our pies to their contacts and employees. We believe that once those end-recipients sample the quality of our pies, they may become our future customers.

Our wholesale market is comprised of regional and national broad-line foodservice distributors who purchase our products and then resell them to their customers. We started the fiscal year selling to the following distributors:

●	Ben E. Keith Food Services San Antonio

●	Ben E. Keith Food Services Dallas/Fort Worth

●	Ben E. Keith Food Services Oklahoma

●	Ben E. Keith Food Services Amarillo

●	Ben E. Keith Food Services Albuquerque

●	Ben E. Keith Food Services Little Rock

●	Sysco Food Services of San Antonio

●	Sysco Food Services of Austin

●	Sysco Food Services of Houston

●	Sysco Food Services of Dallas

●	Sysco Food Services of Atlanta

●	Sysco Food Services of St. Louis

●	Sysco Food Services of Jackson

●	Sysco Food Services of East Texas

●	U.S. Foodservice – Austin

●	Performance Food Group – Temple

●	Martin Preferred Foods – Houston

●	Cheney Brothers – Florida

●	Reinhart Food Service

●	Kehe Food Distributor

Ben E. Keith Food Services of San Antonio, Dallas/Fort Worth, Oklahoma, Amarillo, Albuquerque and Little Rock are part of Ben E. Keith Food Services, a multi-state foodservice distributor. Each location covers the following territories:

●	Ben E. Keith San Antonio sells to customers located in the central and south Texas markets.

●	Ben E. Keith Food Services of Dallas/Fort Worth sells to customers located in west Texas, north Texas, east Texas and parts of northern Louisiana.

●	Ben E. Keith Food Services of San Antonio and Dallas/Fort Worth both service the Houston, Texas market.

●	Ben E. Keith Food Services of Oklahoma sells to customers located in Oklahoma, eastern Kansas and western Missouri.

●	Ben E. Keith Food Services of Amarillo sells to customers located in the Texas panhandle, eastern New Mexico, parts of western Oklahoma and western Kansas.

●	Ben E. Keith Food Services of Albuquerque sells to customers located in New Mexico and southeastern Colorado.

●	Ben E. Keith Food Services of Little Rock sells to customers located in Arkansas, southern Missouri, western Tennessee, northwest Mississippi and Louisiana.

Sysco Food Services of San Antonio, Austin, Houston, Dallas, Atlanta, St. Louis and Jackson are part of Sysco Corporation, a national foodservice distributor. Each location covers the following territories:

●	Sysco Food Services of San Antonio sells to customers located in the south Texas market.

●	Sysco Food Services of Austin sells to customers located in the central Texas market.

●	Sysco Food Services of Houston and East Texas sell to customers located in the east Texas market.

●	Sysco Food Services of Dallas sells to customers located in the Dallas/Ft. Worth market.

●	Sysco Food Services of Atlanta sells to customers in the greater Atlanta market.

●	Sysco Food Services of St. Louis sells to customers in the greater St. Louis market.

●	Sysco Food Services of Jackson sells to customers in Mississippi and surrounding markets.

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

Kehe is a food distributor for specialty food items to more than 15,000 retail outlets in 49 states, Mexico, and the Caribbean.

The distributors purchase our products in volume and then sell and deliver our products to their customers. The distributors’ customers are referred to as “end-users” and consist of restaurants, hotels, hospitals, schools, convention centers and caterers. The size of their customers varies and includes local, regional and national companies.

A key component of our wholesale business is actively marketing our products to our distributors’ sales forces and to their respective end-users. We accomplish this by hiring sales personnel, whose primary responsibility is to educate the distributors’ sales forces about our products and assist them in selling our products, including going on sales calls with them or making sales calls on their behalf. Part of our plan also includes providing sales support to our distributors at a level that separates us from our competitors.

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

Share-Based Compensation: We recognize compensation cost relating to share-based payments, including grants of employee stock options, based on the estimated fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.  We measure the cost of services received in exchange for stock options based on the grant-date fair value of the award and recognize the cost over the requisite service period.

New Accounting Standard

No new accounting standards have been issued, or are not yet effective, which are expected to have significant impact to our financial position or results of operations.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets. Revenues for the quarter ended June 30, 2010 increased 29.3% to $334,075 from $258,336 for the quarter ended June 30, 2009. The increase from the prior year quarter was primarily attributable to an increase in sales in our retail channels; specifically through our two Tootie Pie Gourmet Cafes.

For periods reported below, our customers were in the following categories:

Category	Three month period ended June 30, 2010	Three month period ended June 30, 2009
Retail	14%	15%
Corporate	2%	4%
Wholesale	84%	81%
Totals	100%	100%

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales is during November and December which is in our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue recorded during our third fiscal quarter. Specifically, 59% of our retail revenue, 89% of our corporate revenue and 43% of our wholesale revenue for the fiscal year ended March 31, 2010 was recorded in our fiscal third quarter.

As of June 30, 2010, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation.  For the quarter ended June 30, 2010, Ben E. Keith Food Services accounted for 41% of our overall revenue and Sysco Corporation accounted for 27% of our overall revenue, or 68% together.

Cost of Sales:

Cost of sales generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead. Cost of sales was $144,683 for the quarter ended June 30, 2010 and $108,052 for the quarter ended June 30, 2009. The increase from the prior year quarter was primarily due to the overall increase in sales from the prior year quarter.

Gross Margin:

Gross margin after depreciation was 57% of net sales for the quarter ended June 30, 2010 compared to 58% for the quarter ended June 30, 2009. Consequently, we had a similar gross profit for each unit sold from the prior year period. We expect the gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $417,617 for the quarter ended June 30, 2010 from $289,984 for the quarter ended June 30, 2009. The increase in selling and general and administrative expenses from the prior year quarter was principally due to an increase in production in anticipation of higher sales for the upcoming holiday season, as well as expenses related to our Gourmet Cafés, which we did not own during the same period in 2009.

Non-Operating Items:

Non-operating items were not significant during the quarters ended June 30, 2010 or 2009.

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

At June 30, 2010, we had $37,349 of cash and cash equivalents, compared to $47,056 of cash and cash equivalents at March 31, 2010. Our current assets at June 30, 2010 were $259,962 compared to $279,319 at March 31, 2010.  Our current liabilities at June 30, 2010 were $284,255 compared to $153,452 at March 31, 2010.

Net cash used in operating activities was $59,310 for the quarter ended June 30, 2010, compared to $4,789 of net cash used for the quarter ended June 30, 2009. The increase in operating cash losses is a direct result of our efforts to build inventory to meet projected sales increases for the upcoming holiday season, as well as expenses related to operation of the Tootie Pie Gourmet Cafes.

Net cash used in investing activities was $7,957 for the quarter ended June 30, 2010 and $514 for the quarter ended June 30, 2009.  These investing activities primarily reflected capital expenditures related to our acquisition of our Tootie Pie Gourmet Cafes.

Net cash provided by financing activities of $57,560 for the quarter ended June 30, 2010 and $50,000 for the quarter ended June 30, 2009, represented proceeds from the issuance of common stock as well as borrowings in notes payable, net of repayments. Borrowings included $25,000 from the father of the Company’s president, under a one year note payable.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 10, 2010, we sold 125,000 unregistered shares of our common stock and a Warrant to purchase an additional 125,000 unregistered shares of our common stock for $25,000 to a private investor. The Warrant entitles the holder to purchase these additional 125,000 unregistered common shares at $0.50 per share. The Warrant expires in October 2011.

With respect to the issuance of our securities as described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to an accredited investor. The securities were offered for investment purposes only, not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2010, we did not have any senior debt securities.

ITEM 4.  REMOVED AND RESERVED

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

Date: August 16, 2010		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer