Form 10-Q
period 2010-09-30
Tootie Pie Company, Inc.
filed 2010-11-12
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 10, 2010, 12,051,592 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$269,354	$47,056
Accounts receivable, trade	61,261	38,857
Inventory	222,843	181,869
Other current assets	64,689	11,537
Total current assets	618,147	279,319

Fixed Assets:
Furniture and equipment	439,329	417,242
Leasehold improvements	34,318	34,318
Building	7,000	7,000
Construction in process	11,450	—
Total fixed assets	492,097	458,560
Less accumulated depreciation	(224,416)	(186,863)
Net fixed assets	267,681	271,697

Other Assets:
Intangible assets, net	52,297	65,940
Deposits and other	8,899	5,410
Total other assets	61,196	71,350

Total Assets	$947,024	$622,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$112,798	$32,064
Accounts payable, employees	3,378	3,517
Accrued expenses	55,682	45,371
Long-term debt, current portion	107,558	72,500
Long-term debt, net of current, related party	25,000	—
Total current liabilities	304,416	153,452

Long-term Debt, net of current	21,442	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 99,900,000 shares, 11,951,592 and 9,512,462 issued and outstanding	11,952	9,512
Additional paid-in-capital	3,462,101	2,883,848
Retained earnings (deficit)	(2,852,887)	(2,424,446)
Total stockholders’ equity	621,166	468,914

Total Liabilities and Stockholders’ Equity	$947,024	$622,366

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$315,907	$239,691	$649,982	$498,027
Cost of goods sold	119,715	90,353	264,398	198,405
Gross profit	196,192	149,338	385,584	299,622

Operating Expenses:
General and administrative expense	171,940	110,376	355,979	239,230
Selling expense	225,686	177,677	459,264	338,807
Total operating expenses	397,626	288,053	815,243	578,037

Operating Income (Loss)	(201,434)	(138,715)	(429,659)	(278,415)

Other Income:
Interest income	--	--	--	--
Other income	1,750	--	1,750	--
Total other income	1,750	--	1,750	--

Loss before income taxes	(199,684)	(138,715)	(427,909)	(278,415)
Income taxes	375	450	532	900

Net Loss	$(200,059)	$(139,165)	$(428,441)	$(279,315)

Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)
Weighted average common shares outstanding, basic and diluted	11,163,407	9,157,962	10,467,309	9,116,295

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(428,441)	$(279,315)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	37,553	26,061
Amortization	13,643	13,643
Non-cash compensation expense	—	6,299
Non-cash expense for services	105,113	—
Changes in operating assets and liabilities:
Accounts receivable	(22,404)	(6,372)
Inventory	(40,973)	16,295
Other current assets	(56,642)	18,396
Accounts payable and accrued expenses	90,907	70,418
Net Cash (Used) by Operating Activities	(301,244)	(134,575)
Investing Activities
Purchases of fixed assets	(7,957)	—
Construction in process	—	(514)
Net Cash (Used) by Investing Activities	(7,957)	(514)
Financing Activities
Borrowings on long-term debt	57,957	—
Borrowings on long-term debt, related party	25,000	—
Repayments on long-term debt	(1,458)	—
Issuances of common stock, net of offering costs	450,000	50,000
Net Cash Provided by Financing Activities	531,499	50,000

Net Change in Cash	222,298	(85,089)
Cash at beginning of period	47,056	183,859

Cash at End of Period	$269,354	$98,770

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Tootie Pie Company, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly present the Company’s financial position, results of operations, and cash flows for such periods.  The accompanying interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	September 30, 2010	March 31, 2010
Raw materials	$54,833	$62,251
Packaging materials	21,357	19,208
Finished goods	146,653	100,410
Total Inventories	$222,843	$181,869

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarters ended September 30, 2010 and 2009 of $0 and $3,149, respectively.

NOTE 4 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at September 30, 2010 or September 30, 2009. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2010, the Company had no accrued interest or penalties.

As of September 30, 2010, the tax years ended March 31, 2007 through March 31, 2010 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception of approximately $2,410,000, resulting in a deferred tax asset of approximately $820,000 at September 30, 2010. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of September 30, 2010 and March 31, 2010.

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

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended September 30, 2010
Basic EPS:
Net (loss)	$(200,059)	11,163,407	$(0.02)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(200,059)	11,163,407	$(0.02)

Three Months Ended September 30, 2009
Basic EPS:
Net (loss)	$(139,165)	9,157,962	$(0.02)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(139,165)	9,157,962	$(0.02)

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Six Months Ended September 30, 2010
Basic EPS:
Net (loss)	$(428,441)	10,467,309	$(0.04)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(428,441)	10,467,309	$(0.04)

Six Months Ended September 30, 2009
Basic EPS:
Net (loss)	$(279,315)	9,116,295	$(0.03)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(279,315)	9,116,295	$(0.03)

Subsequent to September 30, 2010 and through November 10, 2010, the Company issued 100,000 additional shares of its common stock in exchange for services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS DISCLAIMER

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Ben E. Keith Food Services of San Antonio, Dallas/Fort Worth, Oklahoma, Amarillo, Albuquerque and Little Rock are part of Ben E. Keith Food Services, a multi-state foodservice distributor. Each location covers the following territories:

●	Ben E. Keith Food Services of San Antonio sells to customers located in the central and south Texas markets.

●	Ben E. Keith Food Services of Dallas/Fort Worth sells to customers located in west Texas, north Texas, east Texas and parts of northern Louisiana.

●	Ben E. Keith Food Services of San Antonio and Dallas/Fort Worth both service the Houston, Texas market.

●	Ben E. Keith Food Services of Oklahoma sells to customers located in Oklahoma, eastern Kansas and western Missouri.

●	Ben E. Keith Food Services of Amarillo sells to customers located in the Texas panhandle, eastern New Mexico, parts of western Oklahoma and western Kansas.

●	Ben E. Keith Food Services of Albuquerque sells to customers located in New Mexico and southeastern Colorado.

●	Ben E. Keith Food Services of Little Rock sells to customers located in Arkansas, southern Missouri, western Tennessee, northwest Mississippi and Louisiana.

Sysco Food Services of San Antonio, Austin, Houston, Dallas, East Texas, Atlanta, St. Louis and Jackson are part of Sysco Corporation, a national foodservice distributor. Each location covers the following territories:

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

The distributors purchase our products in volume and then sell and deliver our products to their customers. The distributors’ customers are referred to as “end-users” and consist of restaurants, hotels, hospitals, schools, convention centers and caterers. The size of their customers varies and ranges from local to regional and national companies.

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

To assist us in covering the markets mentioned above, we retain the services of Hanks Brokerage Company. Hanks Brokerage is a foodservice broker, responsible for soliciting orders, introducing new products at our request and maintaining contact with certain accounts. In addition, Hanks Brokerage transmits information to us related to competitive pricing, promotion and advertising bearing on our products and attends trade shows relating to the food trade within its territory.

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

Valuation of Intangible Assets: We periodically review, on at least an annual basis, the carrying value of intangible assets and other long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the fair value of intangible assets and long-lived assets, determined based upon the estimated future cash flows attributable to the assets less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

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

Share-Based Compensation: We recognize compensation cost related to share-based payments, including grants of employee stock options, based on the estimated fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.  We measure the cost of services received in exchange for stock options based on the grant-date fair value of the award and recognize the cost over the requisite service period.

New Accounting Standard

No new accounting standards have been issued, or are not yet effective, which are expected to have significant impact to our financial position or results of operations.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets. Revenues for the quarter ended September 30, 2010 increased 31.8% to $315,907 from $239,691 for the quarter ended September 30, 2009. The increase from the prior year quarter was primarily attributable to an increase in sales in our retail channels.

For periods reported below, our customers were in the following categories:

Category	Three month period ended September 30, 2010	Three month period ended September 30, 2009	Six month period ended September 30, 2010	Six month period ended September 30, 2009
Retail	12%	14%	13%	15%
Corporate	3%	3%	3%	4%
Wholesale	85%	83%	84%	81%
Totals	100%	100%	100%	100%

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales are during November and December which is in our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue recorded during our third fiscal quarter. Specifically, 59% of our retail revenue, 89% of our corporate revenue and 43% of our wholesale revenue for the fiscal year ended March 31, 2010 were recorded in our fiscal third quarter.

As of September 30, 2010, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation.  For the quarter ended September 30, 2010, Ben E. Keith Food Services and Sysco Corporation combined for 71% of our overall revenue, 39% and 32%, respectively.

Cost of Sales:

Cost of sales generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead. Cost of sales was $119,715 and $90,353 for the quarters ended September 30, 2010 and September 30, 2009, respectively. The increase from the prior year quarter was primarily due to the overall increase in sales from the prior year quarter.

Gross Margin:

Gross margin after depreciation was 62% of net sales for the quarter ended September 30, 2010 compared to 62% for the quarter ended September 30, 2009, remaining flat at our historically best rate for the quarter.  We expect the gross margin percentage to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $397,626 for the quarter ended September 30, 2010 from $288,053 for the quarter ended September 30, 2009. The increase in selling and general and administrative expenses from the prior year quarter was principally due to an increase in production in anticipation of higher sales for the upcoming holiday season, as well as expenses related to our Gourmet Cafés, which we did not own during the same period in 2009.

Non-Operating Items:

Non-operating items were not significant during the quarters ended September 30, 2010 or 2009.

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

At September 30, 2010, we had $269,354 of cash and cash equivalents, compared to $47,056 of cash and cash equivalents at March 31, 2010. Our current assets at September 30, 2010 were $618,147 compared to $279,319 at March 31, 2010.  Our current liabilities at September 30, 2010 were $304,416 compared to $153,452 at March 31, 2010.

Net cash used in operating activities was $301,244 for the six month period ended September 30, 2010, compared to $134,575 of net cash used for the six month period ended September 30, 2009.  The increase in operating cash used is principally due to an increase in production in anticipation of higher sales for the upcoming holiday season, as well as expenses related to our Gourmet Cafés.

Net cash used in investing activities was $7,957 for the six month period ended September 30, 2010 and $514 for the six month period ended September 30, 2009.  The increase in cash used for investing activities was principally due to improvements added related to our Gourmet Cafes.

Net cash provided by financing activities of $531,499 for the six month period ended September 30, 2010 represents proceeds from the issuance of common stock as well as borrowings in notes payable, net of repayments. Borrowings included $25,000 from the father of the Company’s president, under a one year note payable and $50,000 from a private investor, under a one year note payable. Net cash provided by financing activities of $50,000 for the six month period ended September 30, 2009 represents the proceeds from the sale of unregistered shares of our common stock.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 13, 2010, we sold 125,000 unregistered shares of our common stock and a warrant to purchase an additional 125,000 unregistered shares of our common stock for $25,000 to a private investor. The warrant entitles the holder to purchase these additional 125,000 unregistered common shares at $0.40 per share. The warrant expires in January 2012.

On August 26, 2010, we entered into a securities purchase agreement with Dawson Holdings, L.P. Pursuant to the agreement, we sold 1,739,130 shares of our common stock, par value $0.001 per share, Class A warrants to purchase 3,000,000 of our common stock at $0.40 per share, subject to adjustment, and Class B warrants to purchase 2,100,000 shares of our common stock at $0.50 per share, subject to adjustment, for gross proceeds of $400,000. The Warrants will expire two years from the date of issuance, subject to extension under certain circumstances. If at any time prior to the expiration of the Warrants, the market price of our common stock reaches a price of 1.5x the exercise price then in effect of the Warrants, the Company has the right, but not the obligation to demand in writing the exercise of the Warrants by issuing a call notice. Dawson Holdings, L.P. is not permitted to exercise the Warrants, or parts thereof, if, upon such exercise, the number of shares of common stock beneficially owned by Dawson Holdings, L.P. would exceed 40% of the number of shares of common stock then issued and outstanding.

With respect to the issuance of our securities as described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only, not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2010, we did not have any senior debt securities.

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

10.11
Securities Purchase Agreement, by and between Tootie Pie Company, Inc. and Dawson Holdings, L.P., dated August 26, 2010 (included as Exhibit 10.1 to the Form 8-K filed on August 31, 2010 and incorporated herein by reference).

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

Date: November 12, 2010		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer