Form 10-Q
period 2010-12-31
Tootie Pie Company, Inc.
filed 2011-02-15
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of February 12, 2011, 13,918,092 shares of the Issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$987,568	$47,056
Accounts receivable, trade	132,349	38,857
Inventory	94,389	181,869
Other current assets	94,654	11,537
Total current assets	1,308,960	279,319

Fixed Assets:
Furniture and equipment	535,919	417,242
Leasehold improvements	147,996	34,318
Building	7,000	7,000
Construction in process	12,260	--
Total fixed assets	703,175	458,560
Less accumulated depreciation	(243,750)	(186,863)
Net fixed assets	459,425	271,697

Other Assets:
Intangible assets, net	45,476	65,940
Deposits and other	25,089	5,410
Total other assets	70,565	71,350

Total Assets	$1,838,950	$622,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$314,845	$32,064
Accounts payable, employees	7,630	3,517
Accounts payable, related party	6,266	--
Deferred revenue	18,927	2,216
Accrued expenses	75,827	43,155
Long-term debt, current portion	106,762	72,500
Long-term debt, net of current portion, related party	25,000	--
Total current liabilities	555,257	153,452

Long-term Debt, net of current portion	21,442	--

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	--	--
Common stock, $0.001 par value; authorized 99,900,000 shares, 13,631,592 and 9,512,462 issued and outstanding	13,632	9,512
Additional paid-in-capital	4,140,021	2,883,848
Retained earnings (deficit)	(2,891,402)	(2,424,446)
Total stockholders’ equity	1,262,251	468,914

Total Liabilities and Stockholders’ Equity	$1,838,950	$622,366

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$1,061,215	$910,837	$1,711,197	$1,408,864
Cost of goods sold	356,419	271,301	624,381	469,706
Gross profit	704,796	639,536	1,086,816	939,158

Operating Expenses:
General and administrative expense	186,500	145,547	542,478	384,777
Selling expense	556,435	464,218	1,012,136	803,025
Total operating expenses	742,935	609,765	1,554,614	1,187,802

Operating Income (Loss)	(38,139)	29,771	(467,798)	(248,644)

Other Income (Expenses):
Interest income	--	--	--	--
Other income	--	--	1,750	--
Total other income	--	--	1,750	--

Income (Loss) before income taxes	(38,139)	29,771	(466,048)	(248,644)
Income taxes	375	450	907	1,350

Net Income (Loss)	$(38,514)	$29,321	$(466,955)	$(249,994)

Earnings (Loss) Per Share
Basic and diluted loss per share	$0.00	$0.00	$(0.04)	$(0.03)
Weighted average common shares:
Basic	12,583,983	9,471,603	11,175,433	9,235,162
Diluted	12,583,983	9,471,603	11,175,433	9,235,162

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(466,955)	$(249,994)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	20,464	44,538
Amortization	56,888	20,464
Non-cash compensation expense	--	16,173
Non-cash expense for services	154,713	--
Changes in operating assets and liabilities:
Accounts receivable	(97,669)	(70,186)
Inventory	87,480	134,766
Other current assets	(98,619)	9,422
Accounts payable and accrued expenses	323,615	114,266
Deferred revenue	18,927	0
Net Cash Provided (Used) by Operating Activities	(1,156)	19,449

Investing Activities
Purchases of fixed assets	(189,036)	--
Net Cash (Used) by Investing Activities	(189,036)	--

Financing Activities
Borrowings on long-term debt	57,957	--
Borrowings on long-term debt, related party	25,000	--
Repayments on long-term debt	(2,253)	(22,500)
Issuances of common stock, net of offering costs	1,050,000	50,000
Net Cash Provided by Financing Activities	1,130,704	27,500

Net Change in Cash	940,512	46,949
Cash at beginning of period	47,056	183,859

Cash at End of Period	$987,568	$230,808

Supplemental Disclosures
Common stock issued for fixed assets	60,560	45,000
Note payable issued for fixed assets	7,957	110,000

See Notes to Interim Financial Statements

TOOTIE PIE COMPANY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Tootie Pie Company, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly present the Company’s financial position, results of operations, and cash flows for such periods.  The accompanying interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain insignificant amounts as of and for year ended March 31, 2010 have been reclassified for comparative purposes to the current presentation.

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	December 31, 2010	March 31, 2010

Raw materials	$26,890	$62,251
Packaging materials	11,500	19,208
Finished goods	55,999	100,410
Total inventories	$94,389	$181,869

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards of common stock options based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarter ended December 31, 2010 and 2009 of $0 and $9,874, respectively.

NOTE 4 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at December 31, 2010 or December 31, 2009. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2010, the Company had no accrued interest or penalties.

As of December 31, 2010, the tax years ended March 31, 2007 through March 31, 2010 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception of approximately $2,440,000 resulting in a deferred tax asset of approximately $830,000 at December 31, 2010. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of December 31, 2010 and March 31, 2010.

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

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended December 31, 2010
Basic EPS:
Net income	$(38,514)	12,583,983	$0.00
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(38,514)	12,583,983	$0.00

Three Months Ended December 31, 2009
Basic EPS:
Net income	$29,321	9,471,603	$0.00
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$29,321	9,471,603	$0.00
Nine Months Ended December 31, 2010
Basic EPS:
Net (loss)	$(466,955)	11,175,433	$(0.04)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(466,955)	11,175,433	$(0.04)

Nine Months Ended December 31, 2009
Basic EPS:
Net (loss)	$(249,994)	9,235,162	$(0.03)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(249,994)	9,235,162	$(0.03)

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

Background

On June 16, 2005, we incorporated in the State of Nevada. On September 9, 2005, we purchased the rights, recipes, customer lists, and certain equipment of a sole proprietor located in Medina, Texas for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000. Our fiscal year end is March 31.

Business Overview

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

We currently own and operate five Tootie Pie Gourmet Cafes. Our cafes offer a light menu of coffee, bagels, pastries, soups and sandwiches. We also sell whole pies and pies by the slice. We operate our cafes at the following locations:

•	16615 Huebner Road, San Antonio, TX

•	2339 Evans, San Antonio, TX

•	5130 Broadway, San Antonio, TX

•	339 E. Main St, Fredericksburg, TX

•	6959 Lebanon Road, Frisco, TX

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

Our wholesale market is comprised of regional and national broad-line foodservice distributors who purchase our products and then resell them to their customers. We sell our pies through the following distributors:

•	Ben E. Keith Food Services San Antonio
•	Ben E. Keith Food Services Dallas/Fort Worth
•	Ben E. Keith Food Services Oklahoma
•	Ben E. Keith Food Services Amarillo
•	Ben E. Keith Food Services Albuquerque
•	Ben E. Keith Food Services Little Rock
•	Sysco Food Services of San Antonio
•	Sysco Food Services of Austin
•	Sysco Food Services of Houston

•	Sysco Food Services of Dallas
•	Sysco Food Services of Atlanta
•	Sysco Food Services of St. Louis
•	Sysco Food Services of Jackson
•	Sysco Food Services of East Texas
•	U.S. Foodservice – Austin
•	Performance Food Group – Temple
•	Martin Preferred Foods – Houston
•	Cheney Brothers – Florida
•	Reinhart Food Service
•	Kehe Food Distributor

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

The distributors purchase our products in volume and then sell and deliver our products to their customers. The distributors’ customers are referred to as “end-users” and consist of restaurants, hotels, hospitals, schools, convention centers and caterers. The size of each distributor’s customers varies and ranges from local to regional and national companies.

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

In the past, we have retained the services of a foodservice broker who was responsible for soliciting orders, introducing new products at our request and maintaining contact with certain accounts. In addition, the broker transmitted information to us related to competitive pricing, promotion and advertising bearing on our products and attends trade shows relating to the food trade within its territory. We do not currently have such a relationship and intend to monitor our needs in this regard. We may, however, utilize food broker services as we consider beneficial to our Company in the future.

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

Valuation of Long-Lived Assets: We periodically review, on at least an annual basis, the carrying value of intangible assets and other long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the fair value of intangible assets and long-lived assets, determined based upon the estimated future cash flows attributable to the assets less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Federal Income Taxes: We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

New Accounting Standards

No new accounting standards have been issued, and are not yet effective, which are expected to have significant impact to our financial position or results of operations.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets.  Revenues for the quarter ended December 31, 2010 increased 17% to $1,061,215 from $910,837 for the quarter ended December 31, 2009.  Revenues for the nine months ended December 31, 2010 increased 21% to $1,711,197 from $1,408,864 for the nine months ended December 31, 2009.  The overall increase in revenues comes primarily from two sources: sales from our Tootie Pie Gourmet Cafes, two of which were open for the entire reporting period and three new Cafes, which were opened during the period; as well as an increase in corporate and internet sales. Our wholesale business remained virtually unchanged.

For periods reported below, our customers were in the following categories:

Category	Three month period ended December 31, 2010	Three month period ended December 31, 2009	Nine month period ended December 31, 2010	Nine month period ended December 31, 2009
Retail	23%	23%	20%	20%
Corporate	24%	20%	16%	14%
Wholesale	53%	57%	64%	66%
Totals	100%	100%	100%	100%

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales are during November and December which is in our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue recorded during our third fiscal quarter. Specifically, 59% of our retail revenue, 89% of our corporate revenue and 43% of our wholesale revenue for the fiscal year ended March 31, 2010 was recorded in our third fiscal quarter.

As of December 31, 2010, our three largest wholesale customers were Kehe Food Distributor, Ben E. Keith Food Services and Sysco Corporation. For the quarter ended December 31, 2010, Kehe Food Distributor, Ben E. Keith Food Services and Sysco Corporation combined for 48% of our overall revenue, 19%, 17% and 12%, respectively.

Cost of Sales:

Cost of sales generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead.  Cost of sales was $356,419 and $271,301 for the quarters ended December 31, 2010 and December 31, 2009, respectively. The increase from the prior year quarter was primarily due to the overall increase in sales from the prior year quarter, as well as some inflationary increases in the cost of some raw materials.

Gross Margin:

Gross margin after depreciation was 66% of net sales for the quarter ended December 31, 2010 compared to 70% for the quarter ended December 31, 2009.  We expect the gross margin percentage to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $742,935 for the quarter ended December 31, 2010 from $609,765 for the quarter ended December 31, 2009.  Selling, general and administrative expenses for the nine months ended December 31, 2010 increased to $1,554,614 from $1,187,802 for the nine months ended December 31, 2009. The increase in selling and general and administrative expenses from the prior year periods was principally due to an increase in personnel required to open, manage and operate our three newest Gourmet Café locations, some shipping related increases due to an increase in our corporate and internet sales, as well as some increased promotional activities associated with our wholesale grocery business.

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

At December 31, 2010, we had $987,568 of cash and cash equivalents, compared to $47,056 of cash and cash equivalents at March 31, 2010. Our current assets at December 31, 2010 were $1,308,960 compared to $279,319 at March 31, 2010. Our current liabilities at December 31, 2010 were $555,257 compared to $153,452 at March 31, 2010.

Net cash used in operating activities was $1,156 for the nine month period ended December 31, 2010, compared to $19,449 of net cash provided for the nine month period ended December 31, 2009. The change in cash provided (used) in operating activities was not significant.

Net cash used in investing activities was $189,036 for the nine month period ended December 31, 2010 and $0 for the nine month period ended December 31, 2009. The increase in cash used for investing activities was a direct result of our recent purchases of assets for use in three new Gourmet Cafes..

Net cash provided by financing activities of $1,130,704 for the nine month period ended December 31, 2010 represents proceeds from the issuance of common stock as well as borrowings in notes payable, net of repayments. During the current fiscal year, we raised $1,050,000 from issuances of common stock, compared to $50,000 in the prior year. Borrowings and repayments of debt have been insignificant.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any unregistered securities in the quarter ending December 31, 2010 except as disclosed in our prior filing on Form 8-K filed with the SEC on December 15, 2010.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

During the quarter ended December 31, 2010, we did not have any defaults on senior debt securities.

ITEM 4.      REMOVED AND RESERVED

ITEM 5.      OTHER INFORMATION

None.

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

10.12	Employment Agreement between the Company and Don Merrill dated December 1, 2010 (included as Exhibit 10.1 to the Form 8-K filed on December 7, 2010 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer/Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTIE PIE COMPANY, INC.

Date: February 15, 2011	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr.
President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer