Form 10-K
Tootie Pie Company, Inc.
filed 2011-07-01
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2010: $4,541,605 (based on a total of 11,951,592 shares of the registrant’s common stock held by non-affiliates on September 30, 2010 at the closing price of $0.38 per share).

As of June 20, 2011, the registrant had 14,393,092 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOOTIE PIE COMPANY, INC.

FORM 10-K
For the Fiscal Year Ended March 31, 2011

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update such forward-looking statements except as required by law.

PART I

ITEM 1. BUSINESS.

General

We incorporated in the State of Nevada on June 16, 2005. We manufacture, market, and sell handmade, fully-baked “high quality” pies. We have three sales channels: retail, corporate and wholesale that require “value added” marketing strategies to address each customer base. Our retail and corporate market covers all fifty states in the United States. Our wholesale market covers thirteen states in the south central, central and southeastern portions of the United States.

Our retail market consists primarily of individuals who purchase our products for gifts, special occasions or for their personal consumption. We sell to the retail market through our website, internet marketing from our websites, phone orders and walk-in customers at our storefront in Boerne, Texas, as well as our five Tootie Pie Gourmet Cafés in Texas, which are located in San Antonio, Austin, Fredericksburg and Frisco.

We currently own and operate five Tootie Pie Gourmet Cafés.  Our Cafés are a dessert destination where customers can enjoy a quality dine-in experience or pick up a pie to take home. In addition to featuring our Tootie Pies, the Cafés offer a light menu including pastries, bagels, soups, sandwiches, paninis, salads, and drinks. We seek to create an inviting atmosphere which will enable us to attract a diverse guest base.  In June 2010, we launched a new coffee and tea line at our Cafés and expanded our dessert menu with the release of our latest product offering, “Tootie Pie on a Stick.”  We currently operate company-owned Cafés at the following locations:

•	16615 Huebner Road at Bitters, San Antonio, TX

•	10515 N. Mopac Expressway Ste. A-120, Austin, TX

•	5130 Broadway, San Antonio, TX

•	339 E. Main St, Fredericksburg, TX

•	6959 Lebanon Road, Ste 100, Frisco, TX

Our corporate market is comprised of businesses that purchase our pies for customer and employee appreciation gifts, marketing/promotional events and/or personal use. Our corporate sales program provides a convenient and cost effective way for our corporate clients to promote their company through customer and employee appreciation programs. Our corporate customers range in size from small businesses to large corporations. We believe this market will continue to play a key role in our future growth because our current corporate customers send our pies to their contacts and employees. We believe that once those end-recipients sample the quality of our pies, they may become our future customers. We sell to the corporate market through our website, internet marketing, phone orders and direct sales calls.

Our wholesale market includes many larger, well-established companies that have significant experience in wholesale distribution. All of our pies produced for wholesale distribution are shipped frozen to our distributors, who then deliver them to their respective end-users. We focus on the quality, handcrafted nature of our pies and the value that such a dessert can bring to the overall dining experience of an end-user. Because of the inherent cost of the high quality ingredients that we use and the value-added marketing approach we employ, we must price our pies at the higher end of the wholesale dessert industry category.

We sell to our wholesale market via our in-house sales force. Our in-house sales force works directly with foodservice distributors and foodservice brokers to sell our products to the distributors’ customers. These customers include restaurants, hotels, hospitals, convention centers, sports facilities, caterers and retail grocery store outlets.

Our fiscal year end is March 31.

History

On September 9, 2005, we purchased certain assets from Ms. Ruby Lorraine “Tootie” Feagan, including all of her pie recipes, customer lists, the right to the “Tootie Pie” name, the related baking equipment, and a building located in Medina, Texas in exchange for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000, with the goal of maximizing the market and profitability of her pie recipes. We lease a 5,000 square foot building in Boerne, Texas where we manufacture our pies for broad-based distribution. This facility also serves as our corporate headquarters. We closed the original Medina location in 2006 which allowed us to focus all production and sales efforts out of our facility in Boerne.

On October 8, 2009, we completed the asset purchase of certain business assets held by two Benny’s Bagels sandwich shops located in San Antonio, Texas. By March 2010, we completed the re-branding of these two stores as Tootie Pie Gourmet Cafés. We currently operate 5 Cafés in Texas, which are located in San Antonio, Austin, Fredericksburg, and Frisco.

Market Overview

We manufacture, market and sell “high quality” pies. We have three sales channels: retail, corporate and wholesale. Each require different “value added” marketing strategies to address the corresponding customer base.

We believe that recent industry data indicates that more consumers are choosing to eat at home, and while they still desire desserts that have homemade quality, they are also looking for conveniences such as home delivery and nearby availability. This information focuses on the frozen pie industry as a whole and provides statistics on the top ten suppliers of frozen pies.

Top 10 Suppliers of Frozen Pie - Total Sales Frozen Pie Category - $ 341,685,400

Supplier	Dollar Sales	Unit Sales
Schwann	$155,572,000	36,859,260
American Pie	$91,733,700	15,462,680
Sara Lee	$74,000,730	18,019,480
Private Label	$8,821,202	2,055,156
Heinz	$3,068,764	1,374,475
Wicks	$1,053,921	206,883
Cyrus O'Leary	$918,191	181,187
Fruit & Vegetable	$873,374	78,160
Fields, Inc.	$869,148	163,878
Willamette Valley	$869,509	101,302

Source: Bakery Redbook, July 2010, p. 12
Data obtained from InfoScan Reviews, Information Resources Inc., for Supermarkets, Drug Stores and Mass Merchandisers
Top 10 Brands (dollar sales)
52 weeks ending January 24, 2010

Brand Name	Dollar Sales(Millions)	Unit Sales
Private Label Pies	$126.5	28.0
J. Horner's Pies	$9.696	1.76
Rocky Mountain Pies	$9.342	1.66
Specialty Bakers Pies	$7.064	1.76
Bonerts Pies	$6.672	1.56
Kyger Pies	$5.623	1.34
Entenmann's Pies	$4.47	1.28
Jessie Lord Pies	$4.342	.907
Nobrand Pies	$4.325	.888
Hill & Valley Pies	$4.118	.805

Source: Baking Management, March 2010,   p.10
Data obtained from InfoScan Reviews, Information Resources Inc., for Supermarkets, Drug Stores and Mass Merchandisers

In today’s environment, we believe that several factors merit consideration in determining market preferences including quality, convenience and portion control. When it comes to desserts, research suggests that consumers insist upon quality and are willing to pay the price to indulge in value-added products. This trend has forced frozen pie manufacturers to continue to improve and differentiate their products in order to create the highest quality while meeting the convenience factor requirement. Packaging is a key component in communicating ease of preparation to the consumer on-the-go. Based on available industry information, and our analysis, we believe that consumers will pay a premium for high-quality products; especially if these products respond to certain trends that have developed in the frozen pie industry. These trends include health and wellness, convenience, as well as personal preference and indulgence factors. We believe our products address these trends and meet these demands.

Products

Our products are high quality, eleven-inch handmade pies. We sell several varieties of pies including: apple, peach, cherry, blackberry, blueberry, pecan, buttermilk, chocolate pecan, lemon velvet, coconut supreme, heavenly chocolate and key lime margarita. We also offer seasonal pies in anticipation of customer demand and in response to holiday seasons, such as pumpkin pie in November for Thanksgiving. In May 2010, we added “Pie on a Stick” to our variety of pie offerings and expect to add, alter or delete pie offerings and varieties from time to time. Our Tootie Pie Gourmet Cafés offer a light menu that includes pastries, bagels, soup, sandwiches, salads, coffees, teas and other drinks, as well as whole pies and pie by the slice. In June 2010, we launched a new coffee and tea line at our Cafés. We individually package our pies to our retail and corporate customers. Our wholesale customers purchase our products by the case, which includes two pies per case.

Sales and Marketing

In September 2005, we secured the Tootie Pie brand which was already established in parts of Texas. Since the acquisition, we have expanded our brand identity. Our brand promotion includes website and internet marketing, point-of-sale materials at restaurants, five of our own Cafés, as well as other marketing materials that focus on our retail and corporate customers. As our marketing efforts and brand reputation continue to expand, we believe the quality and unique nature of our high-end desserts will generate repeat sales in the Southwestern United States and beyond, and will allow us to open new wholesale markets.

As of March 31, 2011, we have a sales and marketing team of two full-time employees. The team’s primary responsibility is to establish sales strategies, product marketing events, and provide outside sales support.

Our primary sales channels include: retail, corporate and wholesale.

Retail: We market our products directly to consumers through various means:

•
Website: www.tootiepieco.com. The website is a sales and marketing tool that allows our customers to make online purchases. We also have a website for our Tootie Pie Gourmet Cafés: www.tootiepiegourmetcafe.com that supplies information on each of our Cafés.

•
Tootie Pie Gourmet Cafés: We own and operate five small Cafés in San Antonio, Austin, Fredericksburg and Frisco, Texas. Our Cafés offer a light menu including pastries, bagels, soups, sandwiches, salads, coffee, tea and other drinks, as well as whole pies and pies by the slice.

•	Phone orders: Customers can call us to place orders for pickup or delivery. Our phone number is 210-737-6600.

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

Wholesale: Our wholesale efforts focus on food distributors that purchase our product for distribution to their respective customer base. Foodservice distributors carry extensive product lines in all categories of the food and beverage industry and represent a very large customer base both in number and geographically. Specialty distributors will carry focused product lines for specific markets and/or customers. During the fiscal year ended March 31, 2011, we increased our distribution territory with US Foodservice and Sysco Food Services. While we increased our distribution territory during the fiscal year ended March 31, 2011, 24% of our wholesale business came from our efforts in the south Texas region where we are located and have had distribution channels in place for the longest period of time. These sales are driven through the efforts of our in-house sales personnel, working with our foodservice brokers and established food distributors.

We intend to expand our customer base by continuing to market directly to our website customers, corporate customers, and to work with food distributors who sell to commercial end-users such as restaurants, hotels, hospitals, convention centers, sports facilities, caterers, retail grocery store outlets, bakeries and coffee shops. We also intend to further expand our customer base through our five Tootie Pie Gourmet Cafés, which we expect to serve as models for our wholesale customers, in addition to exposing our brand and products directly to our retail customers.

Customers

For the fiscal years ended March 31, 2011 and March 31, 2010, our sales revenues were split between the following markets:

Category	March 31, 2011	March 31, 2010
Retail(1)	39%	25%
Corporate	13%	11%
Wholesale	48%	64%
Total Sales	100%	100%

(1)  This number includes pies sold in our Tootie Pie Gourmet Cafés.

For the fiscal years ended March 31, 2011 and March 31, 2010, our two primary wholesale customers, Ben E. Keith Food Services and Sysco Corporation, represented the following percentage of our overall product sales revenues:

Distributor	March 31, 2011	March 31, 2010
Ben E. Keith Food Services	25%	29%
Sysco Corporation	15%	20%

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

Raw Materials

We purchase the majority of our baking ingredients from one supplier and distributor, Ben E. Keith Foods San Antonio. We currently have a contract with Ben E. Keith Foods that offers cost incentives when 80% or more of our purchases are through Ben E. Keith Foods. Although this is beneficial for cost incentives, the contract is non-binding. If the contract with Ben E. Keith Foods were cancelled, we believe we could find another supplier or suppliers on the same or substantially similar terms.

As of March 31, 2011, we purchase our boxes for packing from Bates Container in San Antonio, Texas. There is no supplier risk for our packaging materials as there are many other vendors that can provide the same products at a similar price to meet our packaging needs.

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

Wholesale Competition:
Sweet Street Desserts – Reading, Pennsylvania
Lawler’s Desserts – Humble, Texas
Chef Pierre, a division of Sara Lee Food Service – Cincinnati, Ohio

Our goal is to compete by differentiating ourselves in the marketplace and promoting a “value-added” approach. We accomplish this approach by promoting several key elements that we believe set us apart from our competition. One of the most important features of our products is quality. To date, we have competed in the retail markets primarily through word of mouth and by providing samples of our product at high profile shows/events where our target market is in attendance. We have also initiated internet-based marketing and sales efforts including a viral marketing campaign. When marketing our products to our customers, we stress the quality of our products, the fact that they are handmade, and our reputation for customer service. We have been able to communicate this message through the efforts of our sales personnel. We believe our approach to be well received in the marketplace.

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

Distribution

We sell our pies through the following distributors:

•	Ben E. Keith Food Services San Antonio
•	Ben E. Keith Food Services Dallas/Fort Worth
•	Ben E. Keith Food Services Oklahoma City
•	Ben E. Keith Food Services Amarillo
•	Ben E. Keith Food Services Albuquerque
•	Ben E. Keith Food Services Little Rock
•	Sysco Food Services of San Antonio
•	Sysco Food Services of Austin
•	Sysco Food Services of Houston
•	Sysco Food Services of Dallas
•	Sysco Food Services of Atlanta
•	Sysco Food Services of St. Louis
•	Sysco Food Services of Jackson
•	Sysco Food Services of East Texas
•	U.S. Foodservice – Austin
•	U.S. Foodservice – Oklahoma
•	Performance Food Group – Temple
•	Martin Preferred Foods – Houston
•	Cheney Brothers – Florida
•	Reinhart Food Service
•	Kehe Food Distributor

Ben E. Keith Food Services of San Antonio, Dallas/Fort Worth, Oklahoma City, Amarillo, Albuquerque and Little Rock are part of Ben E. Keith Food Services, a multi-state foodservice distributor. Each location covers the following territories:

•	Ben E. Keith Food Services of San Antonio sells to customers located in the central and south Texas markets.

•	Ben E. Keith Food Services of Dallas/Fort Worth sells to customers located in west Texas, north Texas, east Texas and parts of northern Louisiana.

•	Ben E. Keith Food Services of San Antonio and Dallas/Fort Worth both service the Houston, Texas market.

•	Ben E. Keith Food Services of Oklahoma City sells to customers located in Oklahoma, eastern Kansas and western Missouri.

•	Ben E. Keith Food Services of Amarillo sells to customers located in the Texas panhandle, eastern New Mexico, parts of western Oklahoma and western Kansas.

•	Ben E. Keith Food Services of Albuquerque sells to customers located in New Mexico and southeastern Colorado.

•	Ben E. Keith Food Services of Little Rock sells to customers located in Arkansas, southern Missouri, western Tennessee, northwest Mississippi and Louisiana.

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

U.S. Foodservice is part of U.S. Foodservice Corporation, a national foodservice distributor. U.S. Foodservice – Austin sells to customers in the central and south Texas, while U.S. Foodservice – Oklahoma sells to customers in the Oklahoma area.

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

The distributors purchase our products in volume and then sell and deliver our products to their customers. The distributors’ customers are referred to as “end-users” and consist of restaurants, hotels, hospitals, schools, convention centers and caterers. The sizes of each distributor’s customers vary and range from local to regional and national companies.

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

Seasonality

The high-end dessert business, and more specifically the pie business, experiences seasonal selling periods. We have completed six such seasons since we started our business. We have experienced large fluctuations in the percentage breakdown between the categories of our business at the various reporting periods during the year. Although our retail and corporate customers purchase our pies throughout the year, the majority of these sales occur during November and December, or our fiscal third quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue also being recorded during our fiscal third quarter. Specifically, 40% of our retail revenue, 91% of our corporate revenue and 48% of our wholesale revenue for the fiscal year ended March 31, 2011 was recorded in our fiscal third quarter.

Employees

As of March 31, 2011, we had 26 full-time and 25 part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

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

Although we believe that we have adequate capital to fund our operations through our next fiscal year, we believe we will need additional working capital to fund our growth plans. However, we may not be able to access the capital we need on terms acceptable to us. If we can access financing, it may involve issuing debt or equity securities that are senior to our outstanding shares. Any issuance of convertible debt or equity securities may dilute the value of our current shares outstanding. If we issue debt securities or take loans from private investors, we may have to agree to certain covenants as a condition of those loans that restrict the manner in which we run our Company. In addition, if we cannot raise additional capital, it is likely that our potential growth will be restricted and we will be forced to scale back or curtail the implementation of our business plan. If we do not raise additional capital, the value of your investment may decrease or become worthless.

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

We are new to the restaurant/café industry. If we are not able to operate our Tootie Pie Gourmet Cafés effectively or to effectively manage the growth of additional cafés, it could adversely affect our ability to grow and could significantly harm our profitability.

Our growth in the restaurant/café industry will largely depend on our ability to operate our Cafés successfully in Texas as well as open additional Cafés. We opened 3 Cafés in fiscal 2011 and 2 Cafés in fiscal 2010. Our ability to identify and open new Cafés in future years in desirable locations and operate such new Cafés profitably is a key factor in our ability to grow successfully. We cannot assure you as to when or whether desirable locations will become available, the number of Tootie Pie Gourmet Cafés that we can or will ultimately open, or whether any such new Cafés can be profitably operated.

Our ability to open new Cafés and to manage our growth also depends on our ability to:

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	finance the preopening costs, capital expenditures and working capital requirements of the Cafés;

•	manage inventory to meet the needs of new and existing cafés on a timely basis;

•	hire, train and retain qualified Café personnel;

•	develop cooperative relationships with our landlords; and

•	successfully integrate new Cafés into our existing operations.
Increased demands on our operational, managerial and administrative resources as a result of our growth strategy could cause us to operate our business less effectively, which in turn could cause deterioration in our profitability.

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

We have numerous sources for third party carriers, such as FedEx and UPS, to ship our products to our retail and corporate customers. The shipping cost is paid by the customer. If the price of fuel increases and the carrier chooses to pass these increases to our customers, it may reduce the number of customers willing to pay the higher shipping cost and negatively impact our results of operations.

Competition in the restaurant industry is intense.

The restaurant industry is highly competitive and we have many well-established competitors. While we operate our Cafés in the casual segment of the restaurant industry, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us.

Numerous factors including changes in consumer tastes and preferences often affect cafés and restaurants. Shifts in consumer preferences away from our type of cuisine and/or the fast-casual style could have a material effect on our results of operations. Dietary trends may negatively impact our sales. Changes in our guests’ spending habits and preferences could have a material adverse effect on our sales. Our results will depend on our ability to respond to changing consumer preferences and tastes.

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

Our profitability depends on, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy, insurance (including liability and workers compensation) and other supplies and services. To the extent that price increases cannot be passed along to our customers, those increases could impact our financial results.

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

As of March 31, 2011, our two largest wholesale customers are Ben E. Keith Food Services and Sysco Corporation. Ben E. Keith Food Services is a customer through its Ben E. Keith Food Services San Antonio, Dallas/Fort Worth, Oklahoma City, Amarillo, Albuquerque and Little Rock locations. Sysco Corporation is a customer through its Sysco Food Services of San Antonio, Austin, Houston, Dallas, Atlanta, St. Louis, East Texas and Jackson locations. For the twelve month period ended March 31, 2011, Ben E. Keith Food Services accounted for 29% of our pie sales and Sysco Corporation accounted for 18% of our pie sales, or a combined 47% of our overall pie sales. These food distributors buy our products for resale to their customers. The loss of business from either of these food distributors could have a negative impact on our ability to grow our wholesale business, which we expect to be a significant part of our sales growth.

We depend on the experience of our Chief Executive Officer and the loss of our Chief Executive Officer would affect our ability to implement our business plan.

Our performance is substantially dependent on the performance of Don Merrill, Jr., our Chief Executive Officer and Interim Chief Financial Officer. Mr. Merrill is knowledgeable about our Company and our business plan. The loss of his services would require us to expend time and resources to seek a replacement. We would also have to invest in training and educating such replacement about our business. We have limited resources and it may be difficult for us to offer compensation that would allow us to attract well-qualified executive officers. If the replacement has less experience than Mr. Merrill or does not understand our business as well, we may not implement our business plan successfully. Without the expertise of Mr. Merrill, or an immediate and qualified successor, we may be forced to curtail operations or, ultimately, to close the business entirely.

If we do not manage our growth, we may not be successful.

In order to become profitable, we will need to substantially grow our business. One area we have targeted for growth is increasing our number of Cafés, which we have already grown from two locations to five. Our growth is expected to place a significant strain on our managerial, operational and financial resources. Further, as our revenues increase, in addition to managing five Café locations, we will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of our further growth or an increase in the number of our orders. Our systems, procedures and controls may not be adequate to support our operations and we may not be able to achieve the rapid execution necessary to successfully offer our products and implement our business plan. Our future operating results will also depend on our ability to add additional personnel commensurate with the growth of our business. If we are unable to manage growth effectively, our business, results of operations and financial condition may deteriorate and our business may fail.

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

Our primary challenge in our retail market is the size and scope of servicing customers on a national level. There are many companies marketing and shipping “high end” dessert offerings throughout the United States. We believe to complete effectively, we will have to expend significant funds to build our brand and market our products. Our foodservice distribution for our wholesale market is provided by local, regional and national distributors that carry many different products and brands. We currently cover the greater Texas region, Oklahoma, Kansas, Missouri, Louisiana, New Mexico, Colorado, Tennessee, Mississippi, Georgia and Arkansas with these distributors. While we feel there is a market for the “high end, handmade” pies that we provide, we are competing against numerous well-established companies with significant resources that market quality dessert products. Our challenge will be our ability to compete successfully against the competitive pressures the large competitors present, including possible downward pressure on the prices we charge for our products that could reduce our revenues or increase our costs, or both. Working through our foodservice distributors will also require significant investment and marketing support in order to further expand our wholesale distribution. If we are unable to compete in the market for “high end” dessert products, we may not have sufficient revenues to become, or remain, profitable.

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

The price of our common stock may continue to be volatile and our trading volume may continue to be relatively low.

The market price of our common stock has fluctuated significantly to date. In the future, the market price of the common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;
•	announcements or introductions of new products and/or Cafés;
•	setbacks by us or our competitors;
•	conditions in the food distribution markets;
•	the commencement of litigation; and
•	general economic and market conditions.

ITEM 2. PROPERTIES.

As of March 31, 2011, our headquarters and operations were housed in approximately 5,000 square feet of leased office/warehouse space in Boerne, Texas. The lease requires payments of $3,000 per month. In addition, we pay the real estate taxes and insurance on the building which totaled approximately $9,200 for the twelve month period ended March 31, 2011. While we believe our existing facilities will be adequate to meet our anticipated needs for the next year, we are currently evaluating our facility requirements to meet our future needs.

We also have leases on our five Gourmet Cafés; requiring payments ranging from $2,300 to $3,600 per month per store, and lease terms ranging from November 2011 to August 2015.

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

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Acting trading of our common stock commenced on April 9, 2007 on the Over the Counter Bulletin Board (OTCBB).  On February 16, 2011 we were de-listed from the OTCBB and active trading of our stock commenced on the OTCQB Marketplace, which is operated by OTC Markets, Inc. under the symbol “TOOT.”

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported for the past two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended March 31, 2010	High	Low
Quarter ended June 30, 2009	$0.40	$0.10
Quarter ended September 30, 2009	$0.30	$0.11
Quarter ended December 31, 2009	$0.20	$0.13
Quarter ended March 31, 2010	$0.26	$0.10

For the Fiscal Year Ended March 31, 2011	High	Low
Quarter ended June 30, 2010	$0.38	$0.15
Quarter ended September 30, 2010	$0.40	$0.23
Quarter ended December 31, 2010	$0.74	$0.34
Quarter ended March 31, 2011	$0.70	$0.26

For the Fiscal Year Ended March 31, 2012	High	Low
Quarter ended June 30, 2011 (through June 28, 2011)	$0.70	$0.36

Holders

As of June 20, 2011, there were 14,393,092 shares of our common stock issued and outstanding. As of June 20, 2011, there were approximately 135 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future. Instead, we intend to reinvest our earnings, if any, into our Company.

Recent Sales of Unregistered Securities

On January 5, 2011, we issued Don L. Merrill Jr. options to purchase 286,500 shares of our common stock at $0.70 per share, no later than January 5, 2021. The options have a five-year vesting schedule such that Mr. Merrill can sell no more than one-fifth of the restricted shares nor exercise more than one-fifth of the options per year.

On January 5, 2011, pursuant to our employment agreement with Mr. Merrill, we issued 286,500 shares of our common stock to Mr. Merrill. Such shares were valued at $200,550. Subsequently, under Mr. Merrill’s instruction, we issued the 286,500 shares to Cathryn Merrill.

On April 8, 2011, we issued 30,000 shares of our common stock to Stuart Smith of SmallCapVoice.com and such shares were valued at $12,900.

On June 17, 2011, we issued 40,000 shares of our common stock to AllPennyStocks.com Media Inc. and such shares were valued at $19,600.

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

We currently own and operate five Tootie Pie Gourmet Cafés. Our Cafés offer a light menu including pastries, bagels, soups, sandwiches, salads, coffee, tea and other drinks, as well as whole pies and pies by the slice.

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

Federal Income Taxes: Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.  It is our judgment we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2011 will be realized in future periods.  Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. We recognize income tax benefits only when it meets the “more likely than not” recognition threshold. We have not recorded any unrecognized income tax benefits at March 31, 2011.

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

Share-Based Compensation: We recognize compensation cost relating to share-based payments, including grants of common stock and employee stock options based on the estimated fair value of the equity or liability instruments issued using the Black-Scholes option pricing model. We measure the cost of services received in exchange for stock options based on the grant-date fair value of the award and recognize the cost over the requisite service period.

New Accounting Standard

We are not aware of any new accounting pronouncements that have been released, and are not yet effective, that will have a significant impact on our financial position or results of operations in future periods.

Results of Operations

Comparison of the Year Ended March 31, 2011 to the Year Ended March 31, 2010

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets.  Revenues for the twelve months ended March 31, 2011 increased 20% from the prior year; increasing to $2,027,547 from $1,686,109 for the twelve months ended March 31, 2010.  Revenues from corporate and retail sales were up from the prior year periods while wholesale foodservice sales were down from the prior year periods.  The increase in corporate sales was due primarily to our increased efforts to market to more corporate customers, as well as an increase in overall economic activity. The increase in retail sales was due primarily to the opening of additional Café locations, going from two to five locations; as well as increased sales per location.

Revenues for the years ended March 31, 2011 and 2010 are detailed in the following table.

Category	Year Ended March 31, 2011	Year Ended March 31, 2010	$ Increase	% Increase
Retail(1)	$722,920	$385,032	$337,888	87.8%
Corporate	227,733	168,160	59,573	35.4%
Wholesale	887,608	986,418	(98,810)	(10.0)%
Packaging/Shipping Reimbursements	189,286	146,499	42,787	29.2%
Net Sales	$2,027,547	$1,686,109	$341,438	20.3%

(1)  This figure includes pies sold in our Tootie Pie Gourmet Cafés.

Our customers were in the following categories:

Category	Year Ended March 31, 2011	Year Ended March 31, 2010
Retail(1)	39%	25%
Corporate	13%	11%
Wholesale	48%	64%
Totals	100%	100%

(1)	This figure includes pies sold in our Tootie Pie Gourmet Cafés.

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales are during November and December, our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue recorded during our third fiscal quarter. Specifically, 40% of our retail revenue, 91% of our corporate revenue and 48% of our wholesale revenue for the fiscal year ended March 31, 2011 was recorded in our fiscal third quarter.

As of March 31, 2011, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation, accounting for 40% of our overall product sales, 25% and 15% respectively.

Costs of Goods Sold:

Cost of goods sold includes raw materials, direct labor, cooking and cleaning supplies, and factory overhead. Cost of goods sold was $775,749 for the twelve months ended March 31, 2011 compared to $607,760 for the twelve months ended March 31, 2010. The increase in cost of sales from the prior year was due directly to the increase in sales for the year.

Cost of goods sold, as a percentage of net sales, was 38.3% for the twelve month period ended March 31, 2011 compared to 36.0% for the twelve month period ended March 31, 2010. We do not consider the 2.3% change to be a particularly meaningful change and attribute it to our fixed cost of manufacturing being spread over the number of units sold resulting in no meaningful changes in manufacturing efficiencies. The result is a fairly constant cost of sales and overall cost per unit produced and sold from one twelve month period to the next.

Gross Margin:

Gross margin was 62% for the year ended March 31, 2011 compared to 64% for the year ended March 31, 2010. Consequently, we had a similar gross profit for each unit sold from the prior year period. We expect our gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased $727,172, or 47%, to $2,280,747 for the twelve month period ended March 31, 2011, from $1,553,575 for the twelve month period ended March 31, 2010. The increase in selling, general and administrative expenses from the prior year was principally due to additional expenses incurred to open, staff and operate three additional Café locations, taking our number of locations from two to five.

Net Loss:

Net loss increased to $1,094,001 for the twelve months ended March 31, 2011 from $478,226 for the twelve months ended March 31, 2010. The net loss increase for the twelve months ended March 31, 2011 was principally due to non-recurring start up related and operating expenses incurred to open, staff and operate additional Café locations, increasing our number of locations from two to five; as well as expenses associated with issuing stock and options to certain key employees.

Liquidity and Capital Resources

At March 31, 2011, we had $402,362 of cash, compared to $47,056 of cash at March 31, 2010, and our working capital was $280,306 at March 31, 2011, compared to $125,867 at March 31, 2010.

We believe our current working capital is sufficient to fund our current operations; however, we are seeking additional capital to fund our growth plans through our fiscal year ending March 31, 2012. Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require we not grow and continue to maintain operations at our historic levels.

Net cash used in operating activities was $539,752 for the twelve months ended March 31, 2011 and $148,037 of cash used for the twelve months ended March 31, 2010. Net cash used in operating activities increased primarily due to expenditures related to the staffing and operating of additional Café locations; increasing our number of locations from two to five.

Net cash used in investing activities was $227,158 for the twelve months ended March 31, 2011 and $111,266 for the twelve months ended March 31, 2010. Net cash used in investing activities increased primarily due to expenditures related to opening additional Café locations, increasing our number of locations from two to five.

Net cash provided by financing activities of $1,122,216 and $122,500 for the twelve months ended March 31, 2011 and 2010, respectively, represented proceeds from the issuance of common stock as well as borrowings in notes payable, net of repayments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Tootie Pie Company, Inc.
Boerne, Texas

We have audited the accompanying balance sheets of Tootie Pie Company, Inc. (the “Company”) as of March 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity, and cash flows for the two years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tootie Pie Company, Inc., as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2011, in conformity with U. S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
Date: July 1, 2011

TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	March 31, 2011	March 31, 2010
ASSETS
Current Assets:
Cash	$402,362	$47,056
Accounts receivable, net	60,150	38,857
Inventory	189,657	181,869
Other current assets	62,417	11,537
Total current assets	714,586	279,319

Fixed Assets:
Furniture and equipment	564,455	417,242
Leasehold improvements	162,027	34,318
Building	7,000	7,000
Construction in progress	12,260	—
Total fixed assets	745,742	458,560
Less accumulated depreciation	(261,856)	(186,863)
Net fixed assets	483,886	271,697

Other Assets:
Intangible assets, net	38,655	65,940
Deposits and other	37,379	5,410
Total other assets	76,034	71,350

Total Assets	$1,274,506	$622,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$199,883	$32,064
Accounts payable, employees	6,183	3,517
Accrued expenses	59,213	43,155
Deferred revenue	18,318	2,216
Long-term debt, current portion	125,683	72,500
Note Payable, related party	25,000	—
Total current liabilities	434,280	153,452

Long-term debt, net of current portion	1,990	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 99,900,000 shares, 14,323,092 and 9,512,462 issued and outstanding	14,323	9,512
Additional paid-in-capital	4,342,360	2,883,848
Retained earnings (deficit)	(3,518,447)	(2,424,446)
Total stockholders’ equity	838,236	468,914

Total Liabilities and Stockholders’ Equity	$1,274,506	$622,366

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Year Ended March 31, 2011	Year Ended March 31, 2010
Sales, net	$2,027,547	$1,686,109
Cost of goods sold	775,749	607,760
Gross profit	1,251,798	1,078,349
Operating Expenses:
General and administrative expense	884,353	528,698
Selling expense	1,396,394	1,024,877
Total operating expenses	2,280,747	1,553,575
Operating (Loss)	(1,028,949)	(475,226)
Other Income (Expense):
Interest expense	(65,123)	—
Other income	1,750	—
Loss on disposal of equipment	(396)	—
Other income (expense), net	(63,769)	—
Loss before income taxes	(1,092,718)	(475,226)
Income taxes – Texas margin tax	(1,283)	(3,000)
Net Loss	$(1,094,001)	$(478,226)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.09)	$(0.05)
Weighted average common shares outstanding, basic and diluted	11,809,486	9,302,263

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance at March 31, 2009	9,032,962	$9,033	$2,785,000	$(1,946,220)	$847,813
Proceeds from exercise of warrants	125,000	125	49,875	—	50,000
Common stock for services	54,500	54	4,273	—	4,327
Common stock for equipment	300,000	300	44,700	—	45,000
Net (loss) for the year	—	—	—	(478,226)	(478,226)
Balance at March 31, 2010	9,512,462	$9,512	$2,883,848	$(2,424,446)	$468,914

Common stock issuances	1,989,130	1,989	448,011	—	450,000

Proceeds from exercise of warrants	1,500,000	1,500	598,500	—	600,000

Common stock for services	340,000	340	89,610	—	89,950

Common stock for equipment	170,000	170	60,390	—	60,560

Common stock for notes	150,000	150	72,533	—	72,683

Common stock compensation	661,500	662	108,959	—	109,621

Stock option compensation	—	—	80,509	—	80,509

Net (loss) for the year	—	—	—	(1,094,001)	(1,094,001)
Balance at March 31, 2011	14,323,092	$14,323	$4,342,360	$(3,518,447)	$838,236

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2011	Year Ended March 31, 2010
Operating Activities
Net loss	$(1,094,001)	$(478,226)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	83,090	63,079
Amortization	27,286	27,286
Loss on disposal of equipment	396	—
Non-cash compensation expense	190,130	—
Non-cash compensation expense for services	89,950	4,327
Changes in operating assets and liabilities:
Accounts receivable	(21,293)	(6,836)
Inventory	(7,788)	174,301
Other current assets	(50,880)	31,858
Deposits and other	40,714	—
Accounts payable and accrued expenses	186,542	36,174
Deferred revenue	16,102
Net Cash (Used) by Operating Activities	(539,752)	(148,037)
Investing Activities
Purchases of fixed assets	(228,158)	(111,266)
Proceeds from disposal of equipment	1,000	—
Net Cash (Used) by Investing Activities	(227,158)	(111,266)
Financing Activities
Borrowings on long-term debt	50,000	110,000
Borrowings on note payable, related party	25,000	—
Repayments of long term debt	(2,784)	(37,500)
Issuances of common stock, net of offering costs	1,050,000	50,000
Net Cash Provided by Financing Activities	1,122,216	122,500

Net Change in Cash	355,306	(136,803)
Cash at beginning of year	47,056	183,859

Cash at End of Year	$402,362	$47,056

Supplemental Disclosures
Interest paid in cash	$1,875	$—
Income taxes paid in cash	1,581	1,868
Non-cash Activities:
Issuance of common stock and options for services	89,950	4,327
Issuance of common stock for equipment	60,560	45,000
Note payable for fixed assets	7,957	—

See notes to audited financial statements.

TOOTIE PIE COMPANY, INC.
Notes to Audited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Tootie Pie Company, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 16, 2005 and commenced its formal operations on September 9, 2005. The Company is engaged in the development, production and marketing of “high end” desserts through retail, corporate and wholesale channels from its manufacturing and corporate office facilities in Boerne, Texas. In addition, the Company operates cafés under the name Tootie Pie Gourmet Café that serve a light menu including pastries, bagels, soups, sandwiches, salads, coffee, teas and other drinks, as well as whole pies and pie by the slice .

Reporting Period: These financial statements are as of and for the years ended March 31, 2011 and 2010. The Company operates on a March 31 fiscal year end.

Cash: Cash consists of demand deposits held at financial institutions and cash on hand.

Accounts Receivable: Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $4,871 at March 31, 2011 and $5,000 at March 31, 2010. The allowance is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Inventories: Inventories are stated at the lower of cost (which is determined on a first-in, first-out method) or market and consists of raw materials, packaging materials and finished goods. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. A reserve for obsolete inventories was not required at March 31, 2011and 2010.

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

Intangible Assets: Intangible assets consist primarily of recipes (see Note 2), and are being amortized straight-line over 7 years. Accumulated amortization totaled $152,346 at March 31, 2011 and $125,060 at March 31, 2010. The Company periodically reviews, on at least an annual basis, the carrying value of its intangible and long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the fair value of intangible and long-lived assets, determined based upon the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Income Taxes: The Company is taxed as a regular C Corporation. Deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company is subject to the Texas margin tax.

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

Advertising Costs: Advertising is expensed as incurred. The Company incurred advertising expense of approximately $18,000 for the year ended March 31, 2011 and $35,000 for the year ended March 31, 2010.

Product Development Costs: Cost of new product development and product redesign are charged to expense as incurred.

Shipping and Handling Costs: Revenue received from shipping and handling fees of $175,806 for the year ended March 31, 2011 and $137,589 for the year ended March 31, 2010 is reflected in sales. Costs associated with shipping the product to customers is included in selling expenses and totaled $232,475 for the year ended March 31, 2011 and $164,543 for the year ended March 31, 2010.

Loss Per Common Stock: Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock and equivalents, which consist of unvested common stock, stock options and warrants, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted loss per common share because their effect was antidilutive.

Share-Based Compensation: The Company recognizes as compensation expense all share based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant. Compensation expense related to share based payments totaled $190,130 for the year ended March 31, 2011 and $0 for the year ended March 31, 2010.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and accounts receivable. The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent of balances in excess of amounts insured by the FDIC. Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base consists of retail, corporate and wholesale buyers which are geographically dispersed. For the year ended March 31, 2011, the Company’s two primary wholesale customers represented 29% and 18% of pie sales revenue.

Fair Value of Financial Instruments: Cash, accounts receivable, accounts payable, and accrued expenses are reflected in the accompanying audited financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

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

Recent Accounting Pronouncements: Management is not aware of any new accounting pronouncements that have been released, and are not yet effective, which will have a significant impact to its financial position or results of activities in future periods.

TOOTIE PIE COMPANY, INC.
Notes to Audited Financial Statements

NOTE 2 – PURCHASE OF CERTAIN ASSETS WITH COMMENCEMENT OF OPERATIONS

On September 9, 2005, the Company purchased the rights, recipes, customer lists, and certain equipment of a sole proprietor located in Medina, Texas in exchange for $50,000 in cash and the issuance of 600,000 shares of common stock valued at $150,000. The $200,000 purchase price was allocated as $9,000 to equipment and $191,000 to intangible assets. The intangible assets are being amortized $27,286 per year through fiscal year ended March 31, 2012, and will be amortized as $11,418 in fiscal year ended March 31, 2013.

NOTE 3 – INVENTORIES

Inventories consist of the following at March 31:

	2011	2010
Raw materials	$24,026	$62,251
Packaging materials	23,322	19,208
Finished goods	142,309	100,410
Total Inventories	$189,657	$181,869

NOTE 4 – LONG-TERM DEBT

	2011	2010
Note payable to individual, with interest only paid bi-annually at 15%, matures July 2011, unsecured	$50,000	$—
Note payable to individual, noninterest bearing, payable in monthly installments of $7,500, due in 2011.	72,500	72,500
Note payable to Dell for equipment payable in monthly installments of $334, interest at 10% and collateralized by equipment.	5,173	—
Total long-term debt	$127,673	$72,500

Maturities of long-term debt will result in the following principal requirements:

Year Ending March 31,
2012	$125,683
2013	1,990

NOTE 5 – NOTE PAYABLE, RELATED PARTY

During the year ended March 31, 2011, the Company borrowed $25,000 from Don Merrill Sr., the father of the Chief Executive Officer of the Company, with interest paid bi-annually at 15%. The note matures in June 2011. As further consideration, the Company issued 100,000 shares of common stock and warrants to purchase an additional 100,000 shares of common stock with an exercise price of $0.50 per share. The warrants expire December 2011.

TOOTIE PIE COMPANY, INC.
Notes to Audited Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock: The Company has authorized 100,000 shares of $0.001 par value preferred stock, none of which is issued or outstanding at March 31, 2011. Voting powers, designations, preferences, and qualifications have not been set by the Board of Directors.

Stock Warrants: The Company has warrants outstanding to purchase an aggregate of 4,000,000 shares of common stock:

•
On August 26, 2010, the Company sold Class A Warrants to purchase 3,000,000 of its common stock at $0.40 per share, subject to adjustment. On December 13, 2010, the Company exercised the call feature on 1,500,000 of the Class A Warrants. The remaining Class A Warrants to purchase 1,500,000 shares of its common stock at $0.40 per share, subject to adjustment, were amended to reflect a new expiration date of February 15, 2011.

•
On August 26, 2010, the Company also sold Class B Warrants to purchase 2,100,000 shares of its common stock at $0.50 per share, subject to adjustment. The Class B Warrants expire December 31, 2012, subject to extension under certain circumstances.

•	The Company has warrants outstanding that expire on December 31, 2011 to purchase 225,000 shares of its Common Stock at $0.50 per share, subject to adjustment.
•	The Company has warrants outstanding that expire on December 31, 2011 to purchase 50,000 shares of its Common Stock at $0.40 per share, subject to adjustment.
•	The Company has warrants outstanding that expire on January 31, 2012 to purchase 125,000 shares of its Common Stock at $0.40 per share, subject to adjustment.

Stock Based Employee Compensation Plan: On March 2, 2011, the Board of Directors adopted the Tootie Pie Company 2011 Stock Option and Incentive Plan, reserving 2,000,000 shares of common stock for issuance upon exercise of any awards granted under the Plan.

Stock Awards: During 2011, the Company granted common stock as compensation to the Chief Executive Officer of the Company with an aggregate fair value of $200,550 with a vesting period of five years, and granted common stock as compensation to non-employee directors of the Company with an aggregate fair value of $86,000 with a vesting period of two years. Key employees were also granted common stock as compensation with aggregate fair value of $75,250 with a vesting period of two years. Compensation expense of $109,621 was recognized in 2011 and the remaining $252,179 will be recognized over the remainder of the vesting period.

Nonvested Common Stock Awards:	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31,2010	—	$—
Granted	661,500	0.55
Forfeited	—	—
Vested	(195,634)	0.55
Outstanding at March 31, 2011	465,866	$0.55

Stock Options: The Company periodically grants non-qualified stock options and uses the Black-Scholes option pricing model in valuing theses grants. The fair value for these options was estimated at the date of grant with the following weighted-average assumptions for the year ended March 31:

	2011	2010
Risk-free interest rate	2.02%-2.20%	*
Expected dividend yield	0.0%	*
Expected volatility of common stock	205%	*
Expected weighted-average life of option	5 yr	*

* No grants were awarded in the fiscal year ended March 31, 2010.

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

A summary of the status of the Company’s non-plan and plan options is as follows:

	Year Ended March 31, 2011		Year Ended March 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	411,000	$0.48	741,000	$0.48
Granted	661,500	0.52	—	—
Exercised	—	—	—	—
Forfeited	(56,000)	(0.74)	(330,000)	—
Cancelled	—	—	—	—
Outstanding at the end of year	1,016,500	$0.51	411,000	$0.48

Aggregate intrinsic value, end of year	$548,910		$90,420

Options exercisable at end of year	550,634	$0.46	411,000	$0.48

Aggregate intrinsic value, end of year	$297,342		$90,420

Weighted average fair value of options granted during the year	$0.54		$—

Weighted average contractual life remaining at year-end		8.5 yrs.		6.9 yrs.

Nonvested Stock Options:	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 1,2010	—	$—
Granted	661,500	0.55
Vested	(195,634)	0.55
Forfeited	—	—
Nonvested at March 31, 2011	465,866	$0.55

The Company recognized $80,509 in compensation expense related to stock options for the year ended March 31, 2011 and the remaining $185,223 will be recognized over a weighted average period of 3.75 years.

NOTE 7 – EARNINGS (LOSS) PER SHARE

The following reconciles the components of the earnings (loss) per share (“EPS”) computation.

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Year Ended March 31, 2011
Basic EPS:
Net income (loss)	$(1,094,001)	11,809,486	$(0.09)
Effect of dilutive options	—	—	—
Dilutive EPS	$(1,094,001)	11,809,486	$(0.09)

Year Ended March 31, 2010
Basic EPS:
Net income (loss)	$(478,226)	9,302,263	$(0.05)
Effect of dilutive options	—	—	—
Dilutive EPS	$(478,226)	9,302,263	$(0.05)

TOOTIE PIE COMPANY, INC.
Notes to Audited Financial Statements

NOTE 8 – INCOME TAXES

The reconciliation of income tax computed at the U.S. federal statutory tax rates to total income tax is as follows for the fiscal years ended March 31:

	2011	2010
Federal tax (benefit) at statutory rate, 34%	$(371,524)	$(161,000)
Change in valuation allowance	359,000	195,000
Book to tax depreciation difference	(9,242)	—
Texas margin tax	1,283	3,000
Stock compensation expense	27,373	—
Other items	(5,607)	(34,000)
Income tax expense	$1,283	$3,000

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at March 31:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carry forward	$1,108,000	$673,000
Stock compensation expense	28,000	110,000
Depreciation expense	6,000	—
Total deferred tax assets	1,142,000	783,000
Less valuation allowance	(1,142,000)	(783,000)
Net deferred tax asset	$—	$—

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2011 and 2010.

If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense.  As of March 31, 2011, the Company had no accrued interest or penalties.

As of March 31, 2011, the tax years ended March 31, 2006 through March 31, 2011 remain subject to examination by tax authorities.

The Company’s tax net operating loss carryforward of approximately $3,260,000 (net benefit at 34% of $1,108,000) expires from 2026 to 2031.

TOOTIE PIE COMPANY, INC.
Notes to Audited Financial Statements

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company’s corporate office and bakery building is leased on a month to month basis. The Company also has leases on its five Gourmet Cafés that range in expiration from November 2011 to August 2015. Rental expense for all facilities was approximately $145,000 for the fiscal year ended March 31, 2011 and $35,000 for the fiscal year ended March 31, 2010. Future minimum annual lease payments are as follow:

Year Ending March 31,
2012	$160,000
2013	107,000
2014	47,000
2015	17,000
2016	7,000

Purchase Commitment: The Company signed a purchase commitment with Smeltzer Orchard Company, LLC on November 29, 2010 to purchase 80,000 pounds of apples for a total cost of approximately $47,000. In April 2011, the Company requested and received the delivery of 40,000 pounds of apples. The remaining product will be stored at Farmers Storage Company until the Company is ready to order delivery. All apples must be delivered by September 2011.

Contingency: The Company may be involved from time to time in various claims and legal actions arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company’s financial position or result of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Interim Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2011 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer / Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

2.
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of our Company are being made only in accordance with authorizations of our management and our directors; and

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

Under the supervision and with the participation of our management, including our Chief Executive Officer / Interim Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes In Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions, offices and biographies for the past five years as of March 31, 2011, of our executive officers and directors. Members of the board are elected and serve for three year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Don L. Merrill, Jr.	52	President, Chief Executive Officer/Interim Chief Financial Officer and Director
Dan Gostylo	56	Director
David P. Strolle, Jr.	52	Director and Secretary
James E. Dawson	53	Director
Vincent M. Dawson	50	Director

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

Dan Gostylo has served as a director on our Board since June 16, 2009 and serves as Chairman of our Compensation Committee. Mr. Gostylo is a co-founder, principal and broker with Providence Commercial Real Estate Services in San Antonio, Texas. Prior to co-founding Providence Commercial in 1991, Mr. Gostylo was a commercial real estate investment broker with Coldwell Banker Commercial's office in San Antonio for seven years. As a licensed commercial real estate broker in the State of Texas, Mr. Gostylo has over 25 years experience in handling commercial real estate transactions, primarily office and industrial, by representing tenants, landlords, buyers and sellers in numerous complex negotiations. He is a past-president (2004) of CORFAC International, an affiliation of commercial brokerage firms from all across North and South America, and he continues to serve CORFAC as chairman of the Affiliation Development Committee. Mr. Gostylo is a graduate of Princeton University where he earned a bachelor's degree in chemical engineering in 1976.

David P. Strolle, Jr. has served as a director on our Board since October 23, 2008 and currently serves as our general corporate counsel and Corporate Secretary.  Mr. Strolle is a licensed attorney who has been engaged in the private practice of civil law with various firms for over twenty-four years with an emphasis on business litigation. Mr. Strolle currently represents several small to medium-sized Texas companies in an ex-officio general counsel role handling all legal issues for those companies. Mr. Strolle is a member in good standing of both the Texas and San Antonio Bar Associations and is licensed to practice in all state courts, the Federal Court of Claims and the federal courts in the Western and Southern Districts of Texas. Mr. Strolle has previously represented clients in complex business transactions including the purchase and sale of companies and the formation and dissolution of business entities. From February 2003 to June 2005, Mr. Strolle was a partner practicing law with Martin & Strolle, P.C.  Since July 2005, Mr. Strolle has been practicing law with the Law Offices of David P. Strolle, Jr., a sole proprietorship, with offices in San Antonio, Texas. Mr. Strolle holds a Bachelor of Business Administration from the University of Texas at Austin, Texas and a Doctor of Jurisprudence from the University of Houston Law Center.

James E. Dawson has served as Director since August 26, 2010. Since 2007, James E. Dawson has served as Senior Vice President and Chief Financial Officer of Blackfish, Ltd., where he is responsible for all accounting and administrative duties. Also since 2007, he has served as a Partner of Dawson Holdings, L.P., seeking and analyzing partnership investments. Prior to these positions, he served as Senior Vice President and Chief Financial Officer of BudCo, Ltd. He also serves on the board of directors of Programming Concepts, Ltd., a privately held educational publishing company, and serves as an officer of GPCI, Inc., a related company to Programming Concepts, Ltd. Mr. Dawson received a Bachelor of Business Administration in Accounting from Texas Tech University, and is a Certified Public Accountant.

Vincent M. Dawson has served as Director since August 26, 2010. Since 2007, Vincent M. Dawson has served as Executive Vice President of Blackfish, Ltd., and also as a Partner of Dawson Holdings, L.P. In both positions, he is involved in the respective company’s day to day operations. Mr. Dawson has a Bachelor of Arts in Philosophy and Economics.

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

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2011 Annual Meeting of Stockholders should be provided to our Chief Executive Officer. The recommended candidate should be submitted to us in writing addressed to 129 Industrial Drive, Boerne, Texas 78006. The recommendation should include the following information: name of candidate; address, phone and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

ITEM 11.     EXECUTIVE COMPENSATION.

The following table presents the compensation information during the fiscal years ended March 31, 2011 and March 31, 2010 for our Principal Executive Officer/ Principal Financial Officer. We refer to this executive officer as our “named executive officer” elsewhere in this Annual Report.

Summary Compensation Table for Fiscal Years Ended March 31, 2011 and 2010

Name and Principal Position (a)	Year Ended March 31, (b)	Salary ($) (c)		Bonus ($) (d)		Stock Awards(1) ($) (e)		Options Awards(1) ($) (f)		Total ($) (g)
Don L. Merrill, Jr.	2011	111,729	(2)	25,000	(3)	200,550	(4)	196,373	(5)	533,652
Principal Executive Officer and Interim Chief Financial Officer	2010	99,604	(6)	0		0		0		99,604

(1)
The amounts disclosed in columns (e) and (f) represent the aggregate grant date fair value for awards of stock and options granted as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation of the amounts in these columns, see Note 6 of the Notes to our audited financial statements contained elsewhere in this Annual Report on Form 10-K.

(2)	Mr. Merrill’s base salary at March 31, 2011 was $105,000. The $6,729 additional paid for FY 2011 was due to a salary difference for the majority of the year.

(3)
We granted Mr. Merrill a bonus as described in his employment agreement and further described in the narrative below. Mr. Merrill accepted the cash portion of the bonus but declined the stock grant because he did not want to incur the taxes on the stock grant. Mr. Merrill has no current intentions of selling any of his holdings in our stock and, as such, would have no immediate means to cover the taxes that would be due on the grant.

(4)
On January 5, 2011, pursuant to our employment agreement with Mr. Merrill, we issued 286,500 shares of our common stock to Mr. Merrill. Such shares were valued at $200,550. Subsequently, under Mr. Merrill’s instruction, we issued the 286,500 shares to Cathryn Merrill.

(5)
On January 5, 2011, we issued Mr. Merrill options to purchase 286,500 shares of common stock, at $0.70 per share, no later than January 5, 2021. The options have a five-year vesting schedule such that Mr. Merrill can sell no more than one-fifth of the restricted shares nor exercise more than one-fifth of the options per year, assuming compliance with all State and Federal laws regarding sales of restricted securities.

(6)	Mr. Merrill’s FY 2010 salary includes $800 in compensation for his services in connection with our Board of Director meetings.

NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

On December 1, 2010, our Board of Directors approved a new five year employment agreement with Don L. Merrill, Jr., our Chief Executive Officer and Interim Chief Financial Officer. Pursuant to the agreement, we will pay Mr. Merrill base salary of $105,000 per year over the five year term of the agreement, subject to annual increases based on performance standards set by our Board. We also agreed to pay Mr. Merrill a bonus of $25,000 or 95,500 shares of common stock no later than December 31, 2010 to recognize Mr. Merrill’s performance during the fiscal year ended March 31, 2011. Mr. Merrill will also be eligible for additional yearly bonuses over the term of the agreement as determined by our Board.

Mr. Merrill also receives such medical and other personal benefits as paid to other employees. Additionally, Mr. Merrill will receive an automobile allowance of up to $550 per month.

We have issued compensation in the form of stock options to our named executive officer as disclosed in the above Summary Compensation Table, however we have not committed to issue any additional equity securities to our named executive officers other than the common stock underlying these options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on March 31, 2011, the last day of our fiscal year, to the named executive officer as depicted in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table: March 31, 2011

	Option awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Don L. Merrill, Jr.	50,000		0	$0.12	12/31/2015
Chief Executive Officer and	150,000		0	$0.40	3/22/2017
Interim Financial Officer	75,000		0	$0.90	1/14/2018
	57,300	(1)	229,200	$0.70	1/5/2021
						229,200	(2)	160,440

(1)
On January 5, 2011, we issued Mr. Merrill options to purchase up to 286,500 shares of our common stock at a price of $0.70 per share, no later than January 5, 2021. The options have a five-year vesting schedule such that Mr. Merrill can sell no more than one-fifth of the restricted shares nor exercise more than one-fifth of the options per year, assuming compliance with all State and Federal laws regarding sales of restricted securities.

(2)
On January 5, 2011, pursuant to our employment agreement with Mr. Merrill, we issued 286,500 shares of our common stock to Mr. Merrill. Such shares were valued at $200,550. Subsequently, under Mr. Merrill’s instruction, we issued the 286,500 shares to Cathryn Merrill.

NARRATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans that will be paid primarily following retirement.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Resignation, Retirement, Termination or Change of Control of the Company

We have entered into an employment agreement with our Chief Executive Officer, Don L. Merrill, Jr.

In the event that Mr. Merrill’s employment is terminated by reason of death or disability, we shall pay the following amounts to Mr. Merrill (or his spouse or estate, as applicable):

•	Any accrued but unpaid base salary for services rendered to the date of termination.

•
In the event of disability, an additional six months of base salary. Additionally, in the event of disability, Mr. Merrill will remain covered on our health and dental insurance for up to eighteen months insurance on the same terms as when Mr. Merrill was employed by us.

•	Any accrued but unpaid expenses.

•
A pro rata share, based on the portion of the fiscal year in which Mr. Merrill was employed at the time of his death or disability, of the annual bonus to which Mr. Merrill would have been entitled had Mr. Merrill remained employed by us through the end of the then current fiscal year. Such amount shall be paid as soon as reasonably practicable following the calculation thereof at the end of such fiscal year.

In the event Mr. Merrill’s employment is terminated by us without cause, we shall pay the following amounts to Mr. Merrill:

•	Any accrued but unpaid base salary for services rendered to the date of termination.

•	Any accrued but unpaid expenses.

•	Base salary for a period of six months from the date of termination payable in a lump sum at the time of termination.

•	Access to benefits and insurance for a period of twelve months from the date of termination on the same terms as when Mr. Merrill was employed including Company contributions.
•
Within ten business days following termination, Mr. Merrill will provide a statement to us indicating how many shares of common stock he holds. Within two weeks following the receipt of such statement, we may repurchase any shares of our common stock held by Mr. Merrill at purchase price equal to 125% of the closing price on the date of termination. However, we shall not repurchase any common stock such that, along with any benefits listed, will require us to exceed the limit in IRS Tax Sections 280G and 4999.

In the event Mr. Merrill's employment is terminated by us with cause, or in the event Mr. Merrill terminates his employment, we shall pay the following amounts to Mr. Merrill:

•	Any accrued but unpaid base salary for services rendered to the date of termination.

•	Any accrued but unpaid expenses.

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them during the fiscal year ended March 31, 2011.

Director Compensation Table For the Fiscal Year Ended March 31, 2011(1)

Name	Fees earned or paid in cash ($)	Stock Awards(2) ($)	Option Awards(2)	Total ($)
David P. Strolle, Jr. (3)	0	43,000	42,110	85,110
Dan Gostylo (4)	0	43,000	42,110	85,110
James Dawson	0	0	0	0
Vincent Dawson	0	0	0	0

(1)	Directors who are also included in the Summary Compensation Table as named executive officers are not included in this table.

(2)
The amounts disclosed in these columns represent the aggregate grant date fair value for awards of stock and options granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation of the amounts in these columns, see Note 6 of the Notes to our audited financial statements contained elsewhere in this Annual Report on Form 10-K

(3)
On March 21, 2011, we granted Mr. Strolle 100,000 shares of our common stock, and warrants to purchase up to 100,000 shares of our common stock at an exercise price of $0.43 and expiration date of March 21, 2021.

(4)
On March 21, 2011, we granted Mr. Gostylo 100,000 shares of our common stock, and warrants to purchase up to 100,000 shares of our common stock at an exercise price of $0.43 and expiration date of March 21, 2021.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

During the fiscal year ended March 31, 2011, no cash compensation was paid to our non-employee and employee directors for their services on our Board of Directors in connection with attendance at Board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of June 20, 2011, by each person known by us to (i) beneficially own more than 5% of our common stock, and by each of our (ii) directors, (iii) our named executive officer at the end of our most recently completed fiscal year, and (iv) all directors and officers as a group.

Name and Address of Beneficial Owner (1)	Common Shares Beneficially Owned		Percent of Class (2)

Don L. Merrill, Jr. (3)	1,057,300		7.18%
David P. Strolle, Jr. (4)	454,483		3.16%
Dan Gostylo (5)	290,500		2.02%
James Dawson and Vincent Dawson (6)	3,239,130	(7)	22.50%
c/o Dawson Holdings, L.P. 745 East Mulberry Ave, Ste 130, San Antonio, TX 78212
Directors and executive officers as a group (4 persons)	4,984,113		33.98%

(1)	Unless indicated otherwise, the address of all beneficial owners is c/o Tootie Pie Company, Inc., 129 Industrial Dr., Boerne, TX 78006.

(2)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after June 20, 2011. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after June 20, 2011 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. Percentage calculations are based on 14,393,092 shares issued and outstanding on June 20, 2011.

(3)
Mr. Merrill is our Chief Executive Officer and our Interim Chief Financial Officer. Mr. Merrill beneficially owns 600,000 shares of common stock. Mr. Merrill also beneficially owns 332,300 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of June 20, 2011.

An aggregate of 125,000 shares of common stock held by irrevocable trusts are additionally attributable to Mr. Merrill, and represented by: (i) 50,000 shares of common stock held by the Merrill Family Trust, (ii) 25,000 shares of common stock held in the Madeline Merrill Trust, (iii) 25,000 shares of common stock held in the Matthew Merrill Trust, and (iv) 25,000 shares of common stock held in the Emily Merrill Trust. Joan Bradshaw is the trustee of these trusts, and has sole voting and dispositive control over the shares.

(4)	Mr. Strolle is a member of our Board of Directors and serves as our general corporate counsel. Mr. Strolle beneficially owns 454,483 shares of common stock.

(5)	Mr. Gostylo is a member of our Board of Directors. Mr. Gostylo beneficially owns 290,500 shares of common stock.

(6)
Dawson Holdings, L.P. is a Texas limited partnership. Dawson Brothers, LLC is the General Partner of Dawson Holdings, and consequently has voting control and investment discretion over securities held by Dawson Holdings. By virtue of their direct and indirect control of Dawson Holdings and Dawson Brothers, James Dawson and Vincent Dawson as Partners of Dawson Holdings, are deemed to have voting power and investment power over these securities and may be deemed to beneficially own any securities owned by Dawson Holdings and Dawson Brothers. Mr. James Dawson and Mr. Vincent Dawson are members of our Board of Directors.

(7)
Represents 3,239,130 shares owned by Dawson Holdings, L.P. Dawson Holdings holds common stock purchase warrants previously purchased and originally exercisable into 3,600,000 shares of common stock in the aggregate.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2011, our equity securities authorized for issuance, aggregated, are as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	1,016,500	$0.51	785,838	(1)(2)

Total	1,016,500	$0.51	785,838

(1)
The Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan allows for the issuance of up to 500,000 shares of common stock or shares underlying common stock options. This number includes 2,338 shares available for issuance under this Plan.

(2)
The Tootie Pie Company, Inc. 2011 Stock Option and Incentive Plan allows for the issuance of up to 2,000,000 shares of common stock or shares underlying common stock options. This number includes 1,800,000 shares available for issuance under this Plan.

Tootie Pie Company, Inc. 2011 Stock Option and Incentive Plan

On March 2, 2011, our Board of Directors approved the Tootie Pie Company, Inc. 2011 Stock Option and Incentive Plan, or the Plan. Prior to adoption of the Plan, our Board issued equity securities on January 5, 2011 as compensation to a certain employee. Subsequent to the adoption of the Plan, equity securities issued as compensation as of March 21, 2011 have been issued pursuant to the Plan.

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

We may issue up to 2,000,000 shares of common stock under the Plan. These shares may be issued in the form of unrestricted common stock awards, non-qualified stock options or stock options with restrictions or conditions as determined at the discretion of our Board of Directors. These conditions may be based on continuing employment, or other service relationship, and/or achievement of pre-established performance goals and objectives. No grants of stock options or other awards under the Plan may be made after March 2, 2021.

Individual Compensation Arrangements

On November 11, 2010, our Board of Directors approved bonuses to be paid effective January 5, 2011, in the form of partially vested stock options, to certain individuals. The following table summarizes the stock options granted to these individuals:

Aggregate Common Shares Underlying Stock Options	Term	Exercise Price	Type of Stock Underlying Option
286,500	10 years	$0.70 per share	Registered common stock

On November 11, 2010, our Board of Directors approved bonuses in the form of partially vested stock options, effective March 21, 2011, to certain individuals. The following table summarizes the stock options granted to these individuals:

Aggregate Common Shares Underlying Stock Options	Term	Exercise Price	Type of Stock Underlying Option
375,000	10 years	$0.43 per share	Registered common stock

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

David P. Strolle, Jr., a member of our Board of Directors, also serves as our general corporate counsel and we compensate him for his services in that capacity. During the fiscal year ended March 31, 2011, we paid Mr. Strolle a total of $19,364 for these services.

Director Independence

As of March 31, 2011, Don L. Merrill, Jr., David P. Strolle, Jr., Dan Gostylo, Vincent Dawson, and Jim Dawson served as our directors. David P. Strolle, Jr., Dan Gostylo, Vincent Dawson, and Jim Dawson all qualify as  “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the OTCQB market. The OTCQB does not require that a majority of the Board be independent.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Akin, Doherty, Klein & Feuge, P.C. audited our financial statements for the fiscal years ended March 31, 2011 and 2010.

Fees related to services performed by Akin in the years ended March 31, 2011 and March 31, 2010 were as follows:

	2011	2010
Audit Fees (1)	$45,000	$43,000
Audit-Related Fees	0	0
Tax Fees (2)	2,500	3,600
All Other Fees	450	2,800
Total	$47,950	$49,400

(1)
Audit fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation for services billed from April through March of the fiscal year.

The Board of Directors has reviewed and discussed with our management and independent auditor our audited financial statements contained in this Annual Report on Form 10-K for our fiscal year ended March 31, 2011. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which include, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and for filing with the Securities and Exchange Commission.

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

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of March 31, 2011 and 2010
Statements of Operations for the years ended March 31, 2011 and 2010
Statements of Changes in Stockholders’ Equity for the years ended March 31, 2011 and 2010
Statements of Cash Flows for the years ended March 31, 2011 and 2010
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

10.2	Non-Compete Agreement between the Company and Bobbie Keese, dated September 9, 2005 (included as Exhibit 10.5 to the Form SB-2/A filed October 18, 2006 and incorporated herein by reference).

10.3
Non-Compete Agreement between the Company and Ruby Lorraine “Tootie” Feagan, dated September 9, 2005 (included as Exhibit 10.6 to the Form SB-2/A filed October 18, 2006 and incorporated herein by reference).

10.4	Final Agreement between the Company and Ruby Lorraine “Tootie” Feagan dated November 6, 2006 (included as Exhibit 10.7 to the Form SB-2/A filed November 9, 2006 and incorporated herein by reference).

10.5
Full Service Broker Agreement between the Company and Hanks Brokerage Company dated November 7, 2006 (included as Exhibit 10.8 to the Form SB-2/A filed November 9, 2006 and incorporated herein by reference).

10.6	Stock Option Agreement between the Company and Don L. Merrill, Jr., dated March 22, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 28, 2007 and incorporated herein by reference).

10.7
Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan, dated January 14, 2008 (included as Exhibit 10.1 to the Registration Statement on Form S-8 filed January 22, 2008 and incorporated herein by reference).

10.8	Securities Purchase Agreement by and between the Company and Dawson Holdings, L.P., dated August 26, 2010 (included as Exhibit 10.1 to the Form 8-K filed August 31, 2010).

10.9
Tootie Pie Company, Inc. 2011 Stock Option and Incentive Plan, dated January 14, 2008 (included as Exhibit 10.1 to the Registration Statement on Form S-8 filed March 2, 2011 and incorporated herein by reference).

10.10	Employment Agreement between the Company and Don L. Merrill, Jr., dated December 1, 2010 (included as Exhibit 10.1 to the Form 8-K/A filed March 24, 2011 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Annual Report on Form 10-K filed June 30, 2008 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer/Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer/Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tootie Pie Company, Inc.

Date: July 1, 2011	By:	/s/ Don L. Merrill, Jr.
Don L Merrill, Jr.
Principal Executive Officer, and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 1, 2011	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr.
Principal Executive Officer, and Principal Financial and Accounting Officer

Date: July 1, 2011	By:	/s/ Dan Gostylo
Dan Gostylo
Director

Date: July 1, 2011	By:	/s/ David P. Strolle, Jr.
David P. Strolle, Jr.
Director

Date: July 1, 2011	By:	/s/ Jim Dawson
Jim Dawson
Director

Date: July 1, 2011	By:	/s/ Vincent Dawson
Vincent Dawson
Director