Form 10-Q
period 2011-06-30
Tootie Pie Company, Inc.
filed 2011-08-29
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from _______ to _______

TOOTIE PIE COMPANY, INC.
(Exact name of registrant as specified in charter)

NV	333-135702	72-1602919
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

129 Industrial Drive, Boerne, TX  78006
(Address of principal executive offices) (Zip Code)

(210) 737-6600
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

As of August 18, 2011, 14,513,092 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$103,639	$402,362
Accounts receivable, net	47,223	60,150
Inventory	365,802	189,657
Other current assets	39,154	62,417
Total current assets	555,818	714,586

Fixed Assets:
Furniture and equipment	658,110	564,455
Leasehold improvements	162,027	162,027
Building	7,000	7,000
Construction in progress	12,260	12,260
Total fixed assets	839,397	745,742
Less accumulated depreciation	(292,249)	(261,856)
Net fixed assets	547,148	483,886

Other Assets:
Intangible assets, net	31,833	38,655
Deposits and other	37,796	37,379
Total other assets	69,629	76,034

Total Assets	$1,172,595	$1,274,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$215,531	$199,883
Accounts payable, employees	10,771	6,183
Accrued expenses	40,338	59,213
Deferred revenue	18,703	18,318
Long-term debt, current portion	126,878	125,683
Note payable, related party	25,000	25,000
Total current liabilities	437,221	434,280

Long-term Debt, net of current	—	1,990

Total Liabilities	$437,221	$436,270

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 99,900,000 shares, 14,513,092 and 14,323,092 issued and outstanding	14,513	14,323
Additional paid-in-capital	4,477,469	4,342,360
Retained earnings (deficit)	(3,756,608)	(3,518,447)
Total stockholders’ equity	735,374	838,236

Total Liabilities and Stockholders’ Equity	$1,172,595	$1,274,506

See Notes to Interim Financial Statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)

Sales, net	$486,151	$334,075
Cost of goods sold	191,006	144,683
Gross profit	295,145	189,392

Operating Expenses:
General and administrative expense	172,066	184,039
Selling expense	345,427	233,578
Total Operating Expenses	517,493	417,617

Operating Income (Loss)	(222,348)	(228,225)

Other Income (Expense)	(15,814)	—

Income (Loss) before income taxes	(238,162)	(228,225)
Income taxes – Texas margin tax	—	157

Net Income (Loss)	$(238,162)	$(228,382)

Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	14,012,939	9,763,561

See Notes to Interim Financial Statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(238,162)	$(228,382)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	30,393	18,652
Amortization	6,822	6,821
Non-cash compensation expense	40,700	—
Non-cash expense for services	19,600	24,680
Changes in operating assets and liabilities:
Accounts receivable	12,927	794
Inventory	(176,144)	22,283
Other current assets	9,403	(13,426)
Accounts payable and accrued expenses	16,590	109,268
Net Cash (Used) by Operating Activities	(277,871)	(59,310)

Investing Activities
Purchases of fixed assets	(20,057)	(7,957)
Net Cash (Used) by Investing Activities	(20,057)	(7,957)

Financing Activities
Borrowings on notes payable	—	7,957
Borrowings on notes payable, related party	—	25,000
Repayments on notes payable	(795)	(397)
Issuances of common stock, net of offering costs	—	25,000
Net Cash (Used) Provided by Financing Activities	(795)	57,560

Net Change in Cash	(298,723)	(9,707)
Cash at beginning of period	402,362	47,056

Cash at End of Period	$103,639	$37,349

See Notes to Interim Financial Statements.

TOOTIE PIE COMPANY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Tootie Pie Company, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The accompanying interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	June 30, 2011	March 31, 2011
Raw materials	$26,059	$24,026
Packaging materials	34,799	23,322
Finished goods	304,944	142,309
Total Inventories	$365,802	$189,657

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarters ended June 30, 2011 and 2010 of $40,700 and $0, respectively.

NOTE 4 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at June 30, 2011 or June 30, 2010. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of June 30, 2011, the Company had no accrued interest or penalties.

As of June 30, 2011, the tax years ended March 31, 2007 through March 31, 2011 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $1,320,000 at June 30, 2011. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of June 30, 2011 and March 31, 2011.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each quarter.  Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended June 30, 2011
Basic EPS:
Net (loss)	$(238,162)	14,012,939	$(0.02)
Effect of dilutive options	—	—	—
Dilutive EPS	$(238,162)	14,012,939	$(0.02)

Three Months Ended June 30, 2010
Basic EPS:
Net (loss)	$(228,382)	9,763,561	$(0.02)
Effect of dilutive options	—	—	—
Dilutive EPS	$(228,382)	9,763,561	$(0.02)

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

This Management’s Discussion and Analysis should be read in conjunction with the unaudited interim financial statements and the notes thereto included in this Quarterly Report, and our audited financial statements for the year ended March 31, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 1, 2011.

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

On March 14, 2011, we entered into an agreement to purchase certain of the assets of the business formerly known as the Silver Spoon Bakery. This location became our first Tootie Pie Gourmet Café in Austin, TX.

By fall of 2011, we expect to open 2 additional Cafés; one in the Dallas area and the other will be our second location in Austin, TX.

Our fiscal year end is March 31.

Business Overview

We manufacture, market and sell handmade, fully-baked “high quality” pies. We have three sales channels: retail, corporate and wholesale that require different “value added” marketing strategies to address each customer base. Our retail and corporate markets cover all fifty states in the United States. Our wholesale market covers thirteen states in the south central, central and southeastern portions of the United States.

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

We currently operate company-owned Cafés at the following locations:

•	16615 Huebner Road at Bitters, San Antonio, TX
•	5130 Broadway, San Antonio, TX
•	10515 N. Mopac Expressway Ste. A-120, Austin, TX
•	339 E. Main St, Fredericksburg, TX
•	6959 Lebanon Road, Ste 100, Frisco, TX

We plan to open 2 additional company-owned Cafés at the following locations by fall 2011:

•	Preston Royal Southwest, Preston & Royal, Dallas, TX
•	701 Capitol of Texas Highway, Austin, TX

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

Kehe is a food distributor of specialty food items to more than 15,000 retail outlets in 49 states, Mexico, and the Caribbean.

The distributors purchase our products in volume and then sell and deliver our products to their customers. The distributors’ customers are referred to as “end-users,” and consist of restaurants, hotels, hospitals, schools, convention centers and caterers. The size of each distributor’s customers varies and ranges from local to regional and national companies.

A key component of our wholesale business is actively marketing our products to our distributors’ sales forces and to their respective end-users. We accomplish this by hiring sales personnel, whose primary responsibility is to educate the distributors’ sales forces about our products and to assist them in selling our products, including going on sales calls with them or making sales calls on their behalf. Part of our plan also includes providing our sales support to our distributors at a level that separates us from our competitors.

We manage our production of finished inventory by maintaining an established minimum level of inventory by product type. We believe this provides us the necessary lead time to produce inventory based on demand. To manage our inventory for the seasonality of our retail, corporate, and wholesale sales, we analyze our current production capacity and, based on this capacity and projected sales volumes, we build up our inventory of pies to meet the anticipated demand. In the event we over-produce inventory for the holiday season, we intend to reduce inventory production and sell the excess inventory to wholesale and retail customers after the holiday season.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General: This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters, the susceptibility of such matters to change, or we believe the impact of the estimates and assumptions on financial condition or operating performance is material.

Revenue Recognition: Revenue is recognized when the following four criteria have been met: (1) the product has been shipped and we have no significant remaining obligations; (2) persuasive evidence of an arrangement exists; (3) the price to the buyer is fixed or determinable; and (4) collection is probable. Our products may be shipped from either production or third party storage facilities to customers. Deductions from sales for discounts are recorded as reductions of revenues and are provided for at the time of initial sale product.

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

Federal Income Taxes: Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.  It is our judgment we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2011 will be realized in future periods.  Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. The Company recognizes income tax benefits only when it meets the “more likely than not” recognition threshold. We have not recorded any unrecognized income tax benefits at June 30, 2011.

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

New Accounting Standard

We are not aware of any new accounting standards have been released, or are not yet effective, that will have a significant impact on our financial position or results of operations in future periods.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets. Revenues for the quarter ended June 30, 2011 increased 46% to $486,151 from $334,075 for the quarter ended June 30, 2010. The overall increase in revenues comes primarily from the operation of five Tootie Pie Gourmet Cafés during the first quarter of fiscal year 2012, versus two Cafés that were open for the same period last year. Our internet, corporate and wholesale business combined to remain virtually unchanged.

For periods reported below, our customers were in the following categories:

Category	Three month period ended June 30, 2011	Three month period ended June 30, 2010
Retail (1)	58%	14%
Corporate	1%	2%
Wholesale	41%	84%
Totals	100%	100%

(1) This figure includes pies sold in our Tootie Pie Gourmet Cafés.

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales are during November and December, our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue also recorded during our third fiscal quarter. Specifically, 59% of our retail revenue, 89% of our corporate revenue and 43% of our wholesale revenue for the fiscal year ended March 31, 2011 was recorded in our fiscal third quarter.

As of June 30, 2011, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation. For the quarter ended June 30, 2011, Ben E. Keith Food Services and Sysco Corporation combined for 68% of our overall wholesale revenue, 41% and 27%, respectively.

Cost of Goods Sold:

Cost of goods sold generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead. Cost of goods sold was $191,006 and $144,683 for the quarters ended June 30, 2011 and June 30, 2010, respectively. The increase from the prior year quarter was primarily due to the overall increase in sales, as well as some inflationary increases in the cost of some raw materials.

Cost of goods sold, as a percentage of net sales, was 39% for the three month period ended June 30, 2011 compared to 43% for the three month period ended June 30, 2010. We consider the 4% reduction to be a result of overall higher sales and our ongoing efforts to maintain costs.

Gross Profit:

Gross profit after depreciation was 61% of net sales for the quarter ended June 30, 2011 compared to 57% for the quarter ended June 30, 2010. Consequently, we had a somewhat higher gross profit for each unit sold from the prior year period. We expect the gross profit percentage to continue to fluctuate as we refine our manufacturing and sales processes.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $517,493 for the quarter ended June 30, 2011 from $417,617 for the quarter ended June 30, 2010. The increase in selling and general and administrative expenses from the prior year periods was principally due to an increase in personnel required to open, manage and operate five Gourmet Café locations, versus two Cafés during the same period last year; as well as an increase in production in anticipation of higher sales for the upcoming holiday season.

Net Loss:

Net loss increased to $238,162 for the three months ended June 30, 2011 from $228,382 for the three months ended June 30, 2010. The net loss increase for the three months ended June 30, 2011 was principally due to non-recurring start up related and operating expenses incurred to open, staff and operate additional Café locations, increasing our number of locations from two to five; as well as expenses associated with issuing stock and options to certain key employees.

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

At June 30, 2011, we had $103,639 of cash and cash equivalents, compared to $402,362 of cash and cash equivalents at March 31, 2011. Our current assets at June 30, 2011 were $555,818 compared to $714,586 at March 31, 2011. Our current liabilities at June 30, 2011 were $437,221 compared to $434,280 at March 31, 2011.

Net cash used in operating activities was $277,871 for the quarter ended June 30, 2011, compared to $59,310 of net cash used for the quarter ended June 30, 2010. The increase in operating cash losses is a direct result of our efforts to build inventory to meet projected sales increases for the upcoming holiday season, as well as expenses related to operation of our five Tootie Pie Gourmet Cafés.

Net cash used in investing activities was $20,057 for the quarter ended June 30, 2011 and $7,957 for the quarter ended June 30, 2010.  These investing activities primarily reflected capital expenditures related to our acquisition of our Tootie Pie Gourmet Cafés.

Net cash provided by financing activities was $795 and $57,560 for the quarters ended June 30, 2011 and 2010, respectively. Net cash provided by financing activities for the quarter ended June 30, 2010 was $57,560, represented by proceeds from the issuance of common stock as well as borrowings in notes payable, net of repayments. We had no such transactions during the period ending June 30, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2011 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our Agreement dated March 14, 2011, we issued 30,000 unregistered shares of our common stock in conjunction with the purchase of certain assets of what was formerly known as Silver Spoon Bakery in Austin, TX and such shares were valued at $15,000.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2011, we did not have any defaults on senior debt securities.

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

10.11
Securities Purchase Agreement, by and between Tootie Pie Company, Inc. and Dawson Holdings, L.P., dated August 26, 2010 (included as Exhibit 10.1 to the Form 8-K filed August 31, 2010 and incorporated herein by reference).

10.12	Tootie Pie Company, Inc. 2011 Stock Option and Incentive Plan (included as Exhibit 10.1 to the Registration Statement on Form S-8 filed March 2, 2011 and incorporated herein by reference).

10.13	Employment Agreement between the Company and Don L. Merrill, Jr. dated December 1, 2010 (included as Exhibit 10.1 to the Form 8-K/A filed March 24, 2011 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer/Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTIE PIE COMPANY, INC.

Date: August 29, 2011	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President, Chief Executive Officer, Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)