Form 10-Q
period 2011-09-30
Tootie Pie Company, Inc.
filed 2011-11-15
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

As of November 11, 2011, 14,903,092 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$104,422	402,362
Accounts receivable, net	156,575	60,150
Inventory	363,716	189,657
Other current assets	68,571	62,417
Total current assets	693,284	714,586

Fixed Assets:
Furniture and equipment	667,117	564,455
Leasehold improvements	167,750	162,027
Building	7,000	7,000
Construction in progress	12,260	12,260
Total fixed assets	854,127	745,742
Less accumulated depreciation	(323,201)	(261,856)
Net fixed assets	530,926	483,886

Other Assets:
Intangible assets, net	25,012	38,655
Deposits and other	37,795	37,379
Total other assets	62,807	76,034

Total Assets	$1,287,017	1,274,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$365,203	199,883
Accounts payable, employees	11,582	6,183
Accrued expenses	16,885	59,213
Deferred revenue	21,930	18,318
Long-term debt, current portion	176,376	125,683
Note payable, related party	—	25,000
Total current liabilities	591,976	434,280

Long-term Debt, net of current	—	1,990

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 99,900,000 shares, 14,903,092 and 14,323,092 issued and outstanding	14,903	14,323
Additional paid-in-capital	4,615,528	4,342,360
Retained earnings (deficit)	(3,935,390)	(3,518,447)
Total stockholders’ equity	695,041	838,236

Total Liabilities and Stockholders’ Equity	$1,287,017	1,274,506

See Notes to Interim Financial Statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$630,601	$315,907	$1,116,752	$649,982
Cost of goods sold	230,641	119,715	421,647	264,398
Gross profit	399,960	196,192	695,105	385,584

Operating Expenses:
General and administrative expense	218,511	171,940	400,010	355,979
Selling expense	370,322	225,686	715,749	459,264
Total operating expenses	588,833	397,626	1,115,759	815,243

Operating Income (Loss)	(188,873)	(201,434)	(420,654)	(429,659)

Other Income (Expense)	10,841	1,750	4,460	1,750

Income (Loss) before income taxes	(178,032)	(199,684)	(416,194)	(427,909)
Income taxes – Texas margin tax	(750)	(375)	(750)	(532)

Net Income (Loss)	$(178,782)	$(200,059)	$(416,944)	$(428,441)

Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Weighted average common shares outstanding, basic and diluted	14,435,105	11,163,407	14,386,788	10,467,309

See Notes to Interim Financial Statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(416,944)	$(428,441)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	61,345	37,553
Amortization	13,643	13,643
Non-cash compensation expense	40,700	—
Non-cash expense for services	108,111	105,113
Changes in operating assets and liabilities:
Accounts receivable	(96,425)	(22,404)
Inventory	(174,059)	(40,973)
Other current assets	30,456	(56,642)
Accounts payable and accrued expenses	132,003	90,907
Net Cash (Used) by Operating Activities	(301,170)	(301,244)
Investing Activities
Other assets	(416)	—
Purchases of fixed assets	(20,057)	(7,957)
Net Cash (Used) by Investing Activities	(20,473)	(7,957)
Financing Activities
Borrowings on notes payable	100,000	57,957
Borrowings on notes payable, related party	—	25,000
Repayments on notes payable	(76,297)	(1,458)
Issuances of common stock, net of offering costs	—	450,000
Net Cash (Used) Provided by Financing Activities	23,703	531,499

Net Change in Cash	(297,940)	222,298
Cash at beginning of period	402,362	47,056

Cash at End of Period	$104,422	$269,354

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	September 30, 2011	March 31, 2011
Raw materials	$44,429	$24,026
Packaging materials	42,213	23,322
Finished goods	277,074	142,309
Total Inventories	$363,716	$189,657

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarters ended September 30, 2011 and 2010 of $40,700 and $0, respectively.

NOTE 4 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at September 30, 2011 or September 30, 2010. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2011, the Company had no accrued interest or penalties.

As of September 30, 2011, the tax years ended March 31, 2007 through March 31, 2011 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $1,275,000 at September 30, 2011. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of September 30, 2011 and March 31, 2011.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each quarter.  Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended September 30, 2011
Basic EPS:
Net (loss)	$(178,782)	14,435,105	$(0.01)
Effect of dilutive options	—	—	—
Dilutive EPS	$(178,782)	14,435,105	$(0.01)

Three Months Ended September 30, 2010
Basic EPS:
Net (loss)	$(200,059)	11,163,407	$(0.02)
Effect of dilutive options	—	—	—
Dilutive EPS	$(200,059)	11,163,407	$(0.02)

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Six Months Ended September 30, 2011
Basic EPS:
Net (loss)	$(416,944)	14,386,788	$(0.03)
Effect of dilutive options	—	—	—
Dilutive EPS	$(416,944)	14,386,788	$(0.03)

Six Months Ended September 30, 2010
Basic EPS:
Net (loss)	$(428,441)	10,467,309	$(0.04)
Effect of dilutive options	—	—	—
Dilutive EPS	$(428,441)	10,467,309	$(0.04)

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

This Management’s Discussion and Analysis should be read in conjunction with the unaudited interim financial statements and the notes thereto included in this Quarterly Report, and our audited financial statements for the year ended March 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2011.

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

On October 8, 2009, we launched the initial phase of our Tootie Pie Gourmet Café concept with the asset purchase of certain business assets held by two Benny’s Bagels sandwich shops located in San Antonio, Texas. By March 2010, we completed the rebranding of these two stores as our first Tootie Pie Gourmet Cafés.

On March 14, 2011, we entered into an agreement to purchase certain of the assets of the business formerly known as the Silver Spoon Bakery. This location became our first Café in Austin.

We currently operate 5 Cafés in Texas, which are located in San Antonio, Austin, Fredericksburg, and Frisco. By the winter of 2011, we expect to open 2 additional Cafés; one in Dallas and a second location in Austin. Once these two new Cafés open, we will have seven Tootie Pie Gourmet Café locations.

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

Our retail market consists primarily of individuals who purchase our products for gifts, special occasions or for their personal consumption. We sell to the retail market through our website, internet marketing from our websites, phone orders and walk-in customers at our storefront in Boerne, Texas and our five Tootie Pie Gourmet Cafés in Texas, which are located in San Antonio, Austin, Fredericksburg and Frisco.

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

We plan to open 2 additional company-owned Cafés at the following locations by winter 2011:

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

Federal Income Taxes: Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2011 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. We recognize income tax benefits only when it meets the “more likely than not” recognition threshold. We have not recorded any unrecognized income tax benefits at September 30, 2011.

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

New Accounting Standard

We are not aware of any new accounting standards that have been released, or are not yet effective, that will have a significant impact on our financial position or results of operations in future periods.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets. Revenues for the quarter ended September 30, 2011 increased 99.6% to $630,601 from $315,907 for the quarter ended September 30, 2010. The overall increase in revenues comes primarily from the operation of five Tootie Pie Gourmet Cafés during the first half of fiscal year 2012, versus two Cafés that were open during the same period last year. Our internet, corporate and wholesale businesses experienced sales increases during the quarter as well.

For periods reported below, our customers were in the following categories:

	Three month period ended September 30, 2011	Three month period ended September 30, 2010	Six month period ended September 30, 2011	Six month period ended September 30, 2010
Retail (1)	43%	12%	48%	13%
Corporate	5%	3%	3%	3%
Wholesale	52%	85%	49%	84%
Totals	100%	100%	100%	100%
______
(1) This figure includes pies sold in our Tootie Pie Gourmet Cafés.

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales occur during November and December, our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue also recorded during our third fiscal quarter. Specifically, 59% of our retail revenue, 89% of our corporate revenue and 43% of our wholesale revenue for the fiscal year ended March 31, 2011 was recorded in our third fiscal quarter, October 1 through December 31, 2010.

As of September 30, 2011, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation. For the quarter ended September 30, 2011, Ben E. Keith Food Services and Sysco Corporation combined for 68% of our overall wholesale revenue, 41% and 27%, respectively.

Cost of Goods Sold:

Cost of goods sold generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead. Cost of goods sold was $230,641 and $119,715 for the quarters ended September 30, 2011 and September 30, 2010, respectively. Cost of goods sold, as a percentage of net sales, was 38% for the six month period ended September 30, 2011 compared to 41% for the six month period ended September 30, 2010. We consider the 3% reduction to be a result of overall higher sales and our ongoing efforts to maintain costs.

Gross Profit:

Gross profit was 63% of net sales for the quarter ended September 30, 2011 compared to 62% for the quarter ended September 30, 2010. Consequently, we had a somewhat higher gross profit for each unit sold from the prior year period. We expect the gross profit percentage to continue to fluctuate as we refine our manufacturing and sales processes.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $588,833 for the quarter ended September 30, 2011 from $397,626 for the quarter ended September 30, 2010. The increase in selling and general and administrative expenses from the prior year period was principally due to an increase in personnel required to open, manage and operate five Cafés, versus two Cafés during the same period last year; as well as an increase in production in anticipation of higher sales for the upcoming holiday season.

Net Loss:

Net loss decreased to $178,782 for the quarter ended September 30, 2011 from $200,059 for the quarter ended September 30, 2010. The net loss for the quarter ended September 30, 2011 was principally a result of non-cash items, as well as non-recurring start up related and operating expenses incurred to open, staff and operate additional Cafés, increasing our number of locations from two to five; some expenses associated with beginning construction on two future Cafés, which will take our total Cafés from five to seven when completed; as well as expenses associated with issuing stock and options to certain key employees.

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

At September 30, 2011, we had $104,422 of cash and cash equivalents, compared to $402,362 of cash and cash equivalents at March 31, 2011. Our current assets at September 30, 2011 were $693,284 compared to $714,586 at March 31, 2011. Our current liabilities at September 30, 2011 were $591,976 compared to $434,280 at March 31, 2011.

Net cash used by operating activities was $301,170 for the six months ended September 30, 2011, compared to $301,244 for the six months ended September 30, 2010.

Net cash used by investing activities was $20,473 for the six months ended September 30, 2011 and $7,957 for the six months ended September 30, 2010. These investing activities primarily reflected capital expenditures related to our acquisition of assets to launch our Tootie Pie Gourmet Cafés.

Net cash provided by financing activities for the six months ended September 30, 2011 was $23,703. Net cash provided by financing activities for the six months ended September 30, 2010 was $531,499, which included proceeds from the issuance of common stock of $450,000. We had no such common stock transactions during the six months ending September 30, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2011, we did not issue any unregistered equity securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2011, we did not have any defaults on senior debt securities.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Form SB-2 filed July 11, 2006, and incorporated herein by reference).

3.2	By-laws (included as Exhibit 3.2 to the Form SB-2 filed July 11, 2006, and incorporated herein by reference).

4.1	Corrected Form of Class A Warrant (included as Exhibit 4.1 to the Form SB-2/A filed August 24, 2006, and incorporated herein by reference).

4.2	Corrected Form of Class B Warrant (included as Exhibit 4.2 to the Form SB-2/A filed August 24, 2006, and incorporated herein by reference).

10.1
Hold Harmless Agreement and Guaranty/Warranty of Product between the Company and Sysco Corporation, dated July 19, 2006 (included as Exhibit 10.4 to the Form SB-2/A filed October 18, 2006, and incorporated herein by reference).

10.2	Non-Compete Agreement between the Company and Bobbie Keese, dated September 9, 2005 (included as Exhibit 10.5 to the Form SB-2/A filed October 18, 2006, and incorporated herein by reference).

10.3
Non-Compete Agreement between the Company and Ruby Lorraine “Tootie” Feagan, dated September 9, 2005 (included as Exhibit 10.6 to the Form SB-2/A filed October 18, 2006, and incorporated herein by reference).

10.4
Final Agreement between the Company and Ruby Lorraine “Tootie” Feagan, dated November 6, 2006 (included as Exhibit 10.7 to the Form SB-2/A filed November 9, 2006, and incorporated herein by reference).

10.5	Stock Option Agreement between the Company and Don Merrill, dated March 22, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 28, 2007, and incorporated herein by reference).

10.6
Tootie Pie Company, Inc. 2008 Stock Option and Incentive Plan, dated January 14, 2008 (included as Exhibit 10.1 to the Registration Statement on Form S-8 filed January 22, 2008, and incorporated herein by reference).

10.7
Securities Purchase Agreement by and between Tootie Pie Company, Inc. and Dawson Holdings, L.P., dated August 26, 2010 (included as Exhibit 10.1 to the Form 8-K filed on August 31, 2010, and incorporated herein by reference).

10.8
Tootie Pie Company, Inc. 2011 Stock Option and Incentive Plan, dated March 2, 2011 (included as Exhibit 10.1 to the Registration Statement on Form S-8 filed March 2, 2011, and incorporated herein by reference).

10.9	Employment Agreement between the Company and Don L. Merrill, Jr. dated December 1, 2010 (included as Exhibit 10.1 to the Form 8-K/A filed on March 24, 2011, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer/Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer/Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTIE PIE COMPANY, INC.

Date: November 15, 2011	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President, Chief Executive Officer, Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)