Form 10-Q
period 2011-12-31
Tootie Pie Company, Inc.
filed 2012-02-16
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-135702

TOOTIE PIE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1602919
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

129 Industrial Drive, Boerne, TX 78006
(Address of principal executive offices) (Zip Code)

(210) 737-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

As of February 12, 2012, 14,903,092 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS
TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$260,587	$402,362
Accounts receivable, trade	234,613	60,150
Inventory	331,043	189,657
Other current assets	63,296	62,417
Total current assets	889,539	714,586

Fixed Assets:
Furniture and equipment	670,066	564,455
Leasehold improvements	190,577	162,027
Building	7,000	7,000
Construction in progress	12,260	12,260
Total fixed assets	879,903	745,742
Less accumulated depreciation	(353,692)	(261,856)
Net fixed assets	526,211	483,886

Other Assets:
Intangible assets, net	18,190	38,655
Deposits and other	37,795	37,379
Total other assets	55,985	76,034

Total Assets	$1,471,735	$1,274,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$261,801	$199,883
Accounts payable, employees	10,785	6,183
Deferred revenue	--	18,318
Accrued expenses	10,415	59,213
Notes payable	100,000	--
Note payable, current portion, related party	25,000	25,000
Long-term debt, current portion	76,376	125,683
Total current liabilities	484,377	434,280

Long-term debt, net of current portion	--	1,990

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	--	--
Common stock, $0.001 par value; authorized 99,900,000 shares, 14,903,092 and 14,323,092 issued and outstanding	14,903	14,323
Additional paid-in-capital	4,674,351	4,342,360
Retained earnings (deficit)	(3,701,896)	(3,518,447)
Total stockholders’ equity	987,358	838,236

Total Liabilities and Stockholders’ Equity	$1,471,735	$1,274,506

See Notes to Interim Financial Statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$1,252,588	$1,061,215	$2,369,340	$1,711,197
Cost of goods sold	264,896	356,419	686,543	624,381
Gross profit	987,692	704,796	1,682,797	1,086,816

Operating Expenses:
General and administrative expense	177,782	186,500	577,792	542,478
Selling expense	576,744	556,435	1,292,493	1,012,136
Total operating expenses	754,526	742,935	1,870,285	1,554,614

Operating Income (Loss)	233,166	(38,139)	(187,488)	(467,798)

Other Income (Expenses):
Other Income	328	--	4,788	1,750
Other Income (expense), Net	328	--	4,788	1,750

Income (loss) before income taxes	233,494	(38,139)	(182,700)	(466,048)
Income taxes	--	(375)	(750)	(907)

Net Income (Loss)	$233,494	$(38,514)	$(183,450)	$(466,955)

Earnings (Loss) Per Share
Basic	$0.02	$0.00	$(0.01)	$(0.04)
Diluted	$0.02	$0.00	$(0.01)	$(0.04)
Weighted average common shares:
Basic	14,437,225	12,583,983	14,403,661	11,175,433
Diluted	14,437,225	12,583,983	14,403,661	11,175,433

See Notes to Interim Financial Statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2011	2010
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(183,450)	$(466,955)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	91,837	20,464
Amortization	20,465	56,888
Non-cash expense for services	--	154,713
Changes in operating assets and liabilities:
Accounts receivable	(174,462)	(97,669)
Inventory	(141,386)	87,480
Other assets	(1,296)	(98,619)
Accounts payable and accrued expenses	17,722	323,615
Deferred revenue	(18,318)	18,927
Net Cash (Used) by Operating Activities	(388,888)	(1,156)

Investing Activities
Purchases of fixed assets	(134,161)	(189,036)
Net Cash (Used) by Investing Activities	(134,161)	(189,036)

Financing Activities
Borrowings on notes payable	100,000	57,957
Borrowings on note payable, related party	25,000	25,000
Repayments on note payable, related party	(25,000)	--
Repayments on long-term debt	(51,297)	(2,253)
Issuances of common stock, net of offering costs	332,571	1,050,000
Net Cash Provided by Financing Activities	381,274	1,130,704

Net Change in Cash	(141,775)	940,512
Cash at Beginning of Period	402,362	47,056

Cash at End of Period	$260,587	$987,568

Supplemental Disclosures
Common stock issued for fixed assets	--	60,560
Note payable issued for fixed assets	--	7,957

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

NOTE 2 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards of common stock options based on estimated fair values using the Black-Scholes option pricing model. The Company did not recognize stock-based compensation expense in the quarters ended December 31, 2011 and 2010.

NOTE 3 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at December 31, 2011 or December 31, 2010. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2011, the Company had no accrued interest or penalties.

As of December 31, 2011, the tax years ended March 31, 2007 through March 31, 2011 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $1,200,000 at December 31, 2011. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of December 31, 2011 and March 31, 2011.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	December 31, 2011	March 31, 2011

Work in-progress	$120,000	$--
Finished goods	211,043	189,657
Total inventories	$331,043	$189,657

NOTE 5 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed on the basis of the weighted average number of common shares outstanding during the three and nine months ended December 31, 2011 and 2010. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended December 31, 2011
Basic EPS:
Net income	$233,494	14,437,225	$0.02
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$233,494	14,437,225	$0.02

Three Months Ended December 31, 2010
Basic EPS:
Net (loss)	$(38,514)	12,583,983	$(0.00)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(38,514)	12,583,983	$(0.00)

Nine Months Ended December 31, 2011
Basic EPS:
Net (loss)	$(183,450)	14,403,661	$(0.01)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(183,450)	14,403,661	$(0.01)

Nine Months Ended December 31, 2010
Basic EPS:
Net (loss)	$(466,955)	11,175,433	$(0.04)
Effect of dilutive options	-0-	-0-	-0-
Dilutive EPS	$(466,955)	11,175,433	$(0.04)

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included elsewhere in this Quarterly Report, and our audited financial statements for the year ended March 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2011.

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

On October 8, 2009, we launched the initial phase of our Tootie Pie Gourmet Café concept with the purchase of certain business assets held by two Benny’s Bagels sandwich shops located in San Antonio, Texas. By March 2010, we completed the rebranding of these two stores as our first Tootie Pie Gourmet Cafés.

On March 14, 2011, we entered into an agreement to purchase certain of the assets of the business formerly known as the Silver Spoon Bakery. This location became our first Café in Austin. In February 2012, we opened our second Café in Austin.

As of February 14, 2012, we own and operate six Tootie Pie Gourmet Cafés in Texas, which are located in San Antonio, Austin, Fredericksburg, and Frisco (Dallas). We expect to open our seventh Tootie Pie Gourmet Café in the Dallas area in early 2012.

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

Our retail market consists primarily of individuals who purchase our products for gifts, special occasions or for their personal consumption. We sell to the retail market through our website, internet marketing from our websites, phone orders and walk-in customers at our storefront in Boerne, Texas and our six Tootie Pie Gourmet Cafés in Texas, which are located in San Antonio, Austin, Fredericksburg and Frisco.

We currently own and operate six Tootie Pie Gourmet Cafés. Our Cafés are a dessert destination where customers can enjoy a quality dine-in experience or pick up a pie to take home. In addition to featuring our Tootie Pies, the Cafés offer a light menu including pastries, bagels, soups, sandwiches, paninis, salads, and drinks. We seek to create an inviting atmosphere which will enable us to attract a diverse guest base. In June 2010, we launched a new coffee and tea line at our Cafés and expanded our dessert menu with the release of our latest product offering, “Tootie Pie on a Stick.”

We currently operate company-owned Cafés at the following locations:

•	16615 Huebner Road at Bitters, San Antonio, TX

•	5130 Broadway, San Antonio, TX

•	10515 N. Mopac Expressway, Ste. A-120, Austin, TX

•	339 E. Main St, Fredericksburg, TX

•	6959 Lebanon Road, Suite 100, Frisco, TX

•	701 Capitol of Texas Highway, Suite E-580, Austin, TX

We plan to open an additional company-owned Café at Preston Royal Southwest, Preston & Royal, Dallas, TX in early 2012.

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

U.S. Foodservice – Austin is part of U.S. Foodservice Corporation, a national foodservice distributor. U.S. Foodservice – Austin sells to customers in central and south Texas.

Performance Food Group – Temple is part of Performance Food Group, a multi-state broad-line foodservice distributor as well as a national account foodservice distributor. Performance Food Group – Temple sells to customers in the central Texas market.

Martin Preferred Foods is a foodservice distributor based in Houston, Texas. It services the Texas market for our Company. Martin Preferred Foods is a member of Unipro. Unipro is the largest foodservice purchasing group that allows its independent distributors to compete with the major grocery distribution companies in the state of Texas.

Cheney Brothers Inc. is a food service distributor. It markets to customers in Florida from two locations in Riviera and Ocala.

Reinhart Food Service is a multi-state food service distributor that has locations primarily in the Eastern United States.  Reinhart Food Service mostly serves the Oklahoma market for our Company.

The distributors purchase our products in volume and then sell and deliver our products to their customers. The distributors’ customers are referred to as “end-users,” and consist of restaurants, hotels, hospitals, schools, convention centers and caterers. The size of each distributor’s “end-user” varies and ranges from local to regional to national companies.

A key component of our wholesale business is actively marketing our products to our distributors’ sales forces and to their respective end-users. We accomplish this by hiring sales personnel, whose primary responsibility is to educate the distributors’ sales forces about our products and to assist them in selling our products, including going on sales calls with distributor sales personnel or making sales calls on their “end-users” directly.

We manage our production of finished inventory by maintaining an established minimum level of inventory by product type. We believe this strategy provides us the necessary lead time to produce inventory based on demand. To manage our inventory for the seasonality of our retail, corporate, and wholesale sales, we analyze our current production capacity and, based on this capacity and projected sales volumes, we build up our inventory of pies to meet the anticipated demand. In the event we over-produce inventory for the holiday season, we intend to reduce inventory production and sell the excess inventory to wholesale and retail customers after the holiday season.

Critical Accounting Policies and Estimates

General: This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because we believe the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Federal Income Taxes: Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2011 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. We recognize income tax benefits only when it meets the “more likely than not” recognition threshold. We have not recorded any unrecognized income tax benefits at December 31, 2011.

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

New Accounting Standards

We are not aware of any new accounting standards that have been issued, or are not yet effective, which are expected to have significant impact to our financial position or results of operations.

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets.  Revenues for the quarter ended December 31, 2011 increased 18% to $1,252,588 from $1,061,215 for the quarter ended December 31, 2010.  Revenues for the nine months ended December 31, 2011 increased 38% to $2,369,340 from $1,711,197 for the nine months ended December 31, 2010. The increases in revenues for the quarter ended December 31, 2011 and the nine months ended December 31, 2011, comes primarily from the operation of five Tootie Pie Gourmet Cafés during the third quarter and the first nine months of fiscal year 2012. Only two Cafés were open during the nine months ended December 31, 2010.

For the three and nine months ended December 31, 2011 and 2010, our customers were in the following categories:

	Three month period ended December 31, 2011	Three month period ended December 31, 2010	Nine month period ended December 31, 2011	Nine month period ended December 31, 2010
Retail (1)	59%	23%	55%	20%
Corporate	20%	24%	12%	16%
Wholesale	21%	53%	33%	64%
Totals	100%	100%	100%	100%

(1) This figure includes pies sold in our Tootie Pie Gourmet Cafés.

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, we expect to continue to see our sales increase seasonally during November and December, our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue also recorded during our third fiscal quarter. Specifically, 59% of our retail revenue, 89% of our corporate revenue and 43% of our wholesale revenue for the fiscal year ended March 31, 2011 was recorded in our third fiscal quarter, October 1 through December 31, 2010.

As of December 31, 2011, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation. For the quarter ended December 31, 2011, Ben E. Keith Food Services and Sysco Corporation combined for 68% of our overall wholesale revenue, 41% and 27%, respectively.

Cost of Goods Sold:

Cost of goods sold generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead.  Cost of goods sold was $264,896 and $356,419 for the quarters ended December 31, 2011 and December 31, 2010, respectively. The decrease in cost of goods sold for the quarter ended December 31, 2011, as compared to the same period in the prior year, was primarily due to cost saving and efficiency measures enacted by management earlier in fiscal year 2012.

Gross Profit:

Gross profit was 79% of net sales for the quarter ended December 31, 2011 compared to 66% for the quarter ended December 31, 2010. The increase in gross profit for the quarter ended December 31, 2011 was due to several factors, including an increase in higher margin retail sales, primarily through our Tootie Pie Gourmet Cafés, cost savings and efficiency measures enacted by management, and an increase in the price of our pies.  We expect gross profit to fluctuate as we expect to generate higher margin retail sales through our Tootie Pie Gourmet Cafés.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $754,526 for the quarter ended December 31, 2011, compared to $742,935 for the quarter ended December 31, 2010.  Selling, general and administrative expenses for the nine month period ended December 31, 2011 increased to $1,870,285 from $1,554,614 for the nine month period ended December 31, 2010. The increase in selling, general and administrative expenses for the nine month period ended December 31, 2011 as compared to the same period in the prior year was primarily due to an increase in personnel required to open, manage and operate five Tootie Pie Gourmet Cafés, compared to only two Cafés open during the same period in the prior year, as well as some shipping related cost increases due to an increase in our corporate and internet sales.

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

At December 31, 2011, we had $260,587 of cash and cash equivalents, compared to $402,362 of cash and cash equivalents at March 31, 2011. Our current assets at December 31, 2011 were $889,539 compared to $714,586 at March 31, 2011. Our current liabilities at December 31, 2011 were $484,377 compared to $434,280 at March 31, 2011.

Net cash used by operating activities was $388,888 for the nine month period ended December 31, 2011, compared to $1,156 of net cash used by operating activities for the nine month period ended December 31, 2010. The change in cash used by operating activities was primarily attributable to expenses related to operating five Tootie Pie Gourmet Cafés during the nine month period ended December 31, 2011, as opposed to only two Cafés for the same period in the prior year.

Net cash used by investing activities was $134,161 for the nine month period ended December 31, 2011 and $189,036 for the nine month period ended December 31, 2010. The decrease in cash used for investing activities for the nine month period ended December 31, 2011 as compared to the same period in the prior year was not significant.

Net cash provided by financing activities was $381,274 for the nine month period ended December 31, 2011 compared to $1,130,704 for the nine month period ended December 31, 2010. The change was primarily attributable to a large issuance of common stock in a private offering in the nine month period ending December 31, 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission on July 1, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2011, we did not issue any unregistered equity securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended December 31, 2011, we did not have any defaults on senior debt securities.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

10.7
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

Date: February 16, 2012		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. Chief Executive Officer/ Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)