Form 10-K
period 2012-03-31
Tootie Pie Company, Inc.
filed 2012-10-05
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-135702

TOOTIE PIE COMPANY, INC
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☒No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒No

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

As of June 27, 2012, the registrant had 14,738,100 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOOTIE PIE COMPANY, INC.

FORM 10-K
For the Fiscal Year Ended March 31, 2012

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

We currently own and operate seven Tootie Pie Gourmet Cafés.  Our Cafés are a dessert destination where customers can enjoy a quality dine-in experience or pick up a pie to take home. In addition to featuring our Tootie Pies, the Cafés offer a light menu including pastries, bagels, soups, sandwiches, paninis, salads, drinks and a full coffee menu. We seek to create an inviting atmosphere which will enable us to attract a diverse guest base.   We currently operate company-owned Cafés at the following locations:

•	16615 Huebner Road at Bitters, San Antonio, TX

•	5130 Broadway, San Antonio, TX

•	10515 N. Mopac Expressway Ste. A-120, Austin, TX

•	701 Capitol of Texas Highway, Austin, TX

•	339 E. Main St, Fredericksburg, TX

•	6959 Lebanon Road, Ste 100, Frisco, TX

•	190 Stacy Road, Ste. 1408, Allen, TX

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

On March 20, 2012 we entered into a lease agreement that included all of the assets of a former coffee business, at The Village at Allen Shopping Center, located in Allen (Dallas), TX. This location opened on June 7, 2012 and became our second location in the Dallas area.

As of June 30, 2012, we own and operate seven Cafés in Texas, which are located in San Antonio, Austin, Fredericksburg, Frisco (Dallas) and Allen (Dallas).

Our fiscal year end is March 31.

Market Overview

We manufacture, market and sell “high quality” pies. We have three sales channels: retail, corporate and wholesale. Each sales channel requires different “value added” marketing strategies to address the corresponding customer base.

Although 2012 is not being labeled “The Year of the Pie” as was 2011, pies continue to play an important role for in-store bakery dessert sales. Pie sales in supermarkets increased during the 52 weeks ending April 28, 2012. Nationally, the category averaged weekly per-store sales of $657, a gain of 2.1 percent.

Pies accounted for 6.2 percent of in-store bakery sales, a 0.1 percent decrease from the previous year. The pie category includes specialty/gourmet, fruit, open faced, mini/sliced/half, cream/custard, tarts, meringue, lattice and other pies.

Pies posted their highest dollar sales during holiday weeks. The week ending Nov. 26, 2011, posted the highest sales for the category, $3,714 per store per week, driven by the Thanksgiving holiday. This was a 5.2 percent increase compared to Thanksgiving week of 2010. The Christmas and New Year’s holidays also drove sales for pies, posting $1,564 and $1,085 per store per week, respectively. The week ending Feb. 25, 2011, was the lowest selling week, with average per-store sales of $448.

Pie sales varied regionally. The East and Central regions outperformed the national average, selling $922 and $774 per store per week, respectively. Both regions’ average weekly sales increased compared to the previous year, with weekly dollar sales per store rising 2.5 percent in the East region and almost 1 percent in the Central region. The West was the only region to experience a decline in average weekly sales, decreasing 1.4 percent. This was driven by a 9.5 percent decrease in specialty/gourmet pies’ average weekly sales. The South region’s sales of $537 per store per week was the result of a 4.4 percent increase due to a 6.5 percent gain in specialty/gourmet pies. Within the pies category, specialty/gourmet, fruit and open-faced pies made up 67.4 percent of dollar sales. Compared to the prior year, specialty/gourmet pies’ average weekly dollar sales decreased 0.5 percent and fruit pies maintained average weekly dollar sales. Conversely, open-faced pies experienced a strong sales increase of 4.3 percent. Mini/sliced/half pies, which make up 9.5 percent of the pie category, grew average weekly dollar sales 12 percent, giving support to the ongoing small portion trend.

Cream/custard, tarts, meringue and lattice pies made up 22.5 percent of category share, and all except meringue pies increased average weekly dollar sales.

As the summer dwindles down and fall approaches, pies will again be a major focus in the bakery department. Seven of the 10 highest-generating sales weeks occurred between Halloween and New Year’s last year, making the execution of holiday promotional strategies crucial to pies’ performance.

This sales review is provided by Nielsen Perishables Group. Based in Chicago, the Nielsen Perishables Group specializes in research, analytics, marketing communications, category development, promotional best practices and shopper insights. Reported results are for April 30, 2011, through April 28, 2012, representing more than 62 percent of national supermarket ACV share.

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

Source: Bakery Redbook, July 2010, p. 12
Data obtained from InfoScan Reviews, Information Resources Inc., for Supermarkets, Drug Stores and Mass Merchandisers

Top 10 Brands (dollar sales)
52 weeks ending January 24, 2010

Brand Name	Dollar Sales (Millions)	Unit Sales
Private Label Pies	$126.5	28.0
J. Horner's Pies	$9.696	1.76
Rocky Mountain Pies	$9.342	1.66
Specialty Bakers Pies	$7.064	1.76
Bonerts Pies	$6.672	1.56
Kyger Pies	$5.623	1.34
Entenmann's Pies	$4.47	1.28
Jessie Lord Pies	$4.342	.907
Nobrand Pies	$4.325	.888
Hill & Valley Pies	$4.118	.805

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

Sales and Marketing

In September 2005, we secured the Tootie Pie brand which was already established in parts of Texas. Since the acquisition, we have expanded our brand identity. Our brand promotion includes website and internet marketing, point-of-sale materials at restaurants, seven of our own Cafés, as well as other marketing materials that focus on our retail and corporate customers. As our marketing efforts and brand reputation continue to expand, we believe the quality and unique nature of our high-end desserts will generate repeat sales in the Southwestern United States and beyond, and will allow us to open new wholesale markets.

As of March 31, 2012, we have a sales and marketing team of two full-time employees. The team’s primary responsibility is to establish sales strategies, product marketing events, and provide outside sales support.

Our primary sales channels include: retail, corporate and wholesale.

Retail: We market our products directly to consumers through various means:

●	Website: www.tootiepieco.com. The website is a sales and marketing tool that allows our customers to make online purchases. We also have a website for our Tootie Pie Gourmet Cafes: www.tootiepiegourmetcafe.com that supplies information on each of our Cafes.

●	Tootie Pie Gourmet Cafés: We own and operate seven small Cafés in San Antonio, Austin, Fredericksburg, Frisco and Allen, Texas. Our Cafés offer a light menu including pastries, bagels, soups, sandwiches, salads, coffee, tea and other drinks, as well as whole pies and pies by the slice.

●	Phone orders: Customers can call us to place orders for pickup or delivery. Our phone number is 210-737-6600.

●	In-store sales: Customers can visit our Boerne location for their purchases. Our Boerne facility is a 5,000 square foot building located at 129 Industrial Drive and includes our corporate offices and baking facility.

●	Festivals/Events: Includes local and regional events where the pies are promoted and/or sold to the respective attendees.

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

Wholesale: Our wholesale efforts focus on food distributors that purchase our product for distribution to their respective customer base. Foodservice distributors carry extensive product lines in all categories of the food and beverage industry and represent a very large customer base both in number and geographically. Specialty distributors will carry focused product lines for specific markets and/or customers. During the fiscal year ended March 31, 2012, 24% of our wholesale business came from our efforts in the south Texas region where we are located and have had distribution channels in place for the longest period of time. These sales are driven through the efforts of our in-house sales personnel, working with our foodservice brokers and established food distributors.

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

Customers

For the fiscal years ended March 31, 2012 and March 31, 2011, our sales revenues were split between the following markets:

Category	March 31, 2012	March 31, 2011
Retail(1)	57%	39%
Corporate	11%	13%
Wholesale	32%	48%
Total Sales	100%	100%

(1)  This number includes pies sold in our Tootie Pie Gourmet Cafés.

For the fiscal years ended March 31, 2012 and March 31, 2011, our two primary wholesale customers, Ben E. Keith Food Services and Sysco Corporation, represented the following percentage of our overall product sales revenues:

Distributor	March 31, 2012	March 31, 2011
Ben E. Keith Food Services	22%	25%
Sysco Corporation	6%	15%

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

As of March 31, 2012, we purchase our boxes for packing from Bates Container in San Antonio, Texas. There is no supplier risk for our packaging materials as there are many other vendors that can provide the same products at a similar price to meet our packaging needs.

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

The distributors purchase our products in volume and then sell and deliver our products to their customers. The distributors’ customers are referred to as “end-users,” and consist of restaurants, hotels, hospitals, schools, convention centers and caterers. The size of each distributor’s “end-user” varies and ranges from local to regional and national companies.

A key component of our wholesale business is actively marketing our products to our distributors’ sales forces and to their respective end-users. We accomplish this by hiring sales personnel, whose primary responsibility is to educate the distributors’ sales forces about our products and to assist them in selling our products, including going on sales calls with distributor sales personnel  or making sales calls on their “end-users” directly..

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

Seasonality

The high-end dessert business, and more specifically the pie business, experiences seasonal selling periods. We have completed seven such seasons since we started our business. We have experienced large fluctuations in the percentage breakdown between the categories of our business at the various reporting periods during the year. Although our retail and corporate customers purchase our pies throughout the year, the majority of these sales occur during November and December, or our fiscal third quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue also being recorded during our fiscal third quarter. Specifically, 47% of our retail revenue, 94% of our corporate revenue and 28% of our wholesale revenue for the fiscal year ended March 31, 2012 was recorded in our fiscal third quarter.

Employees

As of March 31, 2012, we had 34 full-time and 22 part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

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

As of March 31, 2012, our two largest wholesale customers are Ben E. Keith Food Services and Sysco Corporation. Ben E. Keith Food Services is a customer through its Ben E. Keith Food Services San Antonio, Dallas/Fort Worth, Oklahoma City, and Albuquerque locations. Sysco Corporation is a customer through its Sysco Food Services of San Antonio, Houston, Dallas and Jackson locations. For the twelve month period ended March 31, 2012, Ben E. Keith Food Services accounted for 22% of our pie sales and Sysco Corporation accounted for 6% of our pie sales, or a combined 28% of our overall pie sales. These food distributors buy our products for resale to their customers. The loss of business from either of these food distributors could have a negative impact on our ability to grow our wholesale business, which we expect to be a significant part of our sales growth.

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

In order to become profitable, we will need to continue to grow our business. One area we have targeted for growth is increasing our number of Cafés, which we have already grown from two locations to seven. Our growth is expected to place a significant strain on our managerial, operational and financial resources. Further, as our revenues increase, in addition to managing five Café locations, we will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of our further growth or an increase in the number of our orders. Our systems, procedures and controls may not be adequate to support our operations and we may not be able to achieve the rapid execution necessary to successfully offer our products and implement our business plan. Our future operating results will also depend on our ability to add additional personnel commensurate with the growth of our business. If we are unable to manage growth effectively, our business, results of operations and financial condition may deteriorate and our business may fail.

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

ITEM 2. PROPERTIES.

As of March 31, 2012, our headquarters and operations were housed in approximately 5,000 square feet of leased office/warehouse space in Boerne, Texas. The lease requires payments of $3,000 per month. In addition, we pay the real estate taxes and insurance on the building which totaled approximately $9,200 for the twelve month period ended March 31, 2012. While we believe our existing facilities will be adequate to meet our anticipated needs for the next year, we are currently evaluating our facility requirements to meet our future needs.

We also have leases on our seven Gourmet Cafés; requiring payments ranging from $2,300 to $3,600 per month per store, and lease terms ranging from November 2011 to August 2015.

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

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Acting trading of our common stock commenced on April 9, 2007 on the Over the Counter Bulletin Board (OTCBB).  On February 16, 2011 the active trading of our stock commenced on the OTCQB Marketplace, which is operated by OTC Markets, Inc. under the symbol “TOOT.”

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported for the past two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended March 31, 2011	High	Low
Quarter ended June 30, 2010	$0.38	$0.15
Quarter ended September 30, 2010	$0.40	$0.23
Quarter ended December 31, 2010	$0.74	$0.34
Quarter ended March 31, 2011	$0.70	$0.26

For the Fiscal Year Ended March 31, 2012	High	Low
Quarter ended June 30, 2011	$0.54	$0.43
Quarter ended September 30, 2011	$0.50	$0.38
Quarter ended December 31, 2011	$0.54	$0.29
Quarter ended March 31, 2012	$0.40	$0.30

Holders

As of June 27, 2012, there were 14,738,100 shares of our common stock issued and outstanding. As of June 27, 2012, there were approximately 135 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future. Instead, we intend to reinvest our earnings, if any, into our Company.

Recent Sales of Unregistered Securities

On March 21, 2012, we issued 600,000 shares to Cliff Rogers for $150,000 in proceeds. This transaction was outlined in Form 8K, filed with the Commission on March 26, 2012.

On March 21, 2012, we issued 100,000 shares of our common stock to David Strolle and such shares were valued at $25,000. This transaction was outlined in Form 8K, filed with the Commission on March 26, 2012.

On March 21, 2012, we issued 100,000 shares of our common stock to Dan Gostlyo for $25,000 in proceeds. This transaction was outlined in Form 8K, filed with the Commission on March 26, 2012.

On March 21, 2012, we issued 60,000 shares of our common stock to Leslie Doss for $15,000 in proceeds. This transaction was outlined in Form 8K, filed with the Commission on March 26, 2012.

On March 21, 2012, we issued 100,000 shares of our common stock to Don Merrill, Jr. for $25,000 in proceeds. This transaction was outlined in Form 8K, filed with the Commission on March 26, 2012.

On March 21, 2012, we issued 287,750 shares of our common stock to a private investor for $57,550 in proceeds.

On March 21, 2012, we issued 200,000 shares of our common stock to a private investor for $50,000 in proceeds.

On March 21, 2012, we issued 40,000 shares of our common stock to a private investor for $10,000 in proceeds.

On April 6, 2012, we issued 162,162 shares of our common stock to TCA Global Credit Master Fund, LP, in conjunction with them extending the Company a $1,000,000 working capital line of credit. Such shares were valued at $60,000. This transaction was outlined in Form 8K, filed with the Commission on April 12, 2012.

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

We currently own and operate seven Tootie Pie Gourmet Cafés. Our Cafés offer a light menu including pastries, bagels, soups, sandwiches, salads, coffee, tea and other drinks, as well as whole pies and pies by the slice.

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

Federal Income Taxes: Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.  It is our judgment we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2012 will be realized in future periods.  Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. We recognize income tax benefits only when it meets the “more likely than not” recognition threshold. We have not recorded any unrecognized income tax benefits at March 31, 2012.

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

Results of Operations

Comparison of the Year Ended March 31, 2012 to the Year Ended March 31, 2011

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets.  Revenues for the twelve months ended March 31, 2012 increased 35% from the prior year; increasing to $2,732,858 from $2,027,547 for the twelve months ended March 31, 2011.  Revenues from corporate and retail sales were up from the prior year periods, while wholesale foodservice sales were down from the prior year periods.  The increase in corporate sales was due primarily to our increased efforts to market to more corporate customers, as well as an increase in overall economic activity. The increase in retail sales was due primarily to the opening of additional Café locations, going from five to seven locations; as well as increased sales per location.

Revenues for the years ended March 31, 2012 and 2011 are detailed in the following table.

Category	Year Ended March 31, 2012	Year Ended March 31, 2011	$ Increase	% Increase
Retail(1)	$1,357,686	$722,920	$634,766	87.8%
Corporate	292,924	227,733	65,191	28.6%
Wholesale	867,685	887,608	(19,923)	(2.2)%
Packaging/Shipping Reimbursements	214,563	189,286	25,277	13.4%
Net Sales	$2,732,858	$2,027,547	$705,311	34.8%

(1)  This figure includes pies sold in our Tootie Pie Gourmet Cafés.

Our customers were in the following categories:

Category	Year Ended March 31, 2012	Year Ended March 31, 2011
Retail(1)	57%	39%
Corporate	11%	13%
Wholesale	31%	48%
Totals	100%	100%

(1)  This figure includes pies sold in our Tootie Pie Gourmet Cafés.

Due to the seasonal nature of our business, we expect there will be large fluctuations in the percentage breakdown between the categories of our business reported at the various reporting periods. Although our retail and corporate customers purchase our pies throughout the year, the majority of such sales are during November and December, our third fiscal quarter. Sales to our wholesale customers also experience seasonal fluctuations with a large portion of our wholesale revenue recorded during our third fiscal quarter. Specifically, 47% of our retail revenue, 94% of our corporate revenue and 28% of our wholesale revenue for the fiscal year ended March 31, 2012 was recorded in our fiscal third quarter.

As of March 31, 2012, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation, accounting for 28% of our overall product sales, 22% and 6% respectively.

Costs of Goods Sold:

Cost of goods sold includes raw materials, direct labor, cooking and cleaning supplies, and factory overhead. Cost of goods sold was $1,035,476 for the twelve months ended March 31, 2012 compared to $775,749 for the twelve months ended March 31, 2011. The increase in cost of sales from the prior year was due directly to the increase in sales for the year.

Cost of goods sold, as a percentage of net sales, was 37.9% for the twelve month period ended March 31, 2012 compared to 38.3% for the twelve month period ended March 31, 2011. We do not consider the 0.4% change to be a particularly meaningful change and attribute it to our fixed cost of manufacturing being spread over the number of units sold resulting in no meaningful changes in manufacturing efficiencies. The result is a fairly constant cost of sales and overall cost per unit produced and sold from one twelve month period to the next.

Gross Margin:

Gross margin was 62.1% for the year ended March 31, 2012 compared to 61.7% for the year ended March 31, 2011. Consequently, we had a similar gross profit for each unit sold from the prior year period. We expect our gross margin percentage to continue to fluctuate as we refine our manufacturing process.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased $449,022, or 20%, to $2,729,769 for the twelve month period ended March 31, 2012, from $2,280,747 for the twelve month period ended March 31, 2011. The increase in selling, general and administrative expenses from the prior year was principally due to additional expenses incurred to open, staff and operate two additional Café locations, taking our number of locations from five to seven.

Net Loss:

Net loss decreased 21.3% to $861,262 for the twelve months ended March 31, 2012 from $1,094,001 for the twelve months ended March 31, 2011. The net loss decrease for the twelve months ended March 31, 2012 was principally due to a reduction in non-recurring start up related and operating expenses incurred to open, staff and operate additional Cafés, as well as an 87.8% increase in higher margin retail sales, coming primarily through our Cafes. .

Liquidity and Capital Resources

At March 31, 2012, we had $27,569 of cash and cash equivalents, compared to $402,362 of cash and cash equivalents at March 31, 2011. Our current assets at March 31, 2012 were $335,462, compared to $714,589 at March 31, 2011. Our current liabilities at March 31, 2012 were $439,271, compared to $434,280at March 31, 2011.

On April 6, 2012, we obtained a $1,000,000 working capital line of credit from TCA Global Credit Master Fund, LP. We believe our current working capital is sufficient to fund our current operations; however, we are seeking additional capital to fund our growth plans through our fiscal year ending March 31, 2013. Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require we not grow and continue to maintain operations at our historic levels.

Net cash used in operating activities was $363,116 for the twelve months ended March 31, 2012 and $539,752 of cash used for the twelve months ended March 31, 2011. Net cash used in operating activities decreased primarily due to an increase of 87.8% in higher margin retail sales, coming primarily through our Cafes.

Net cash used in investing activities was $412,868 for the twelve months ended March 31, 2012 and $227,158 for the twelve months ended March 31, 2011. Net cash used in investing activities increased primarily due to expenditures related to opening additional Café locations, increasing our number of locations from five to seven.

Net cash provided by financing activities of $401,191 and $1,122,216 for the twelve months ended March 31, 2012 and 2011, respectively, represented proceeds from the issuance of common stock as well as borrowings in notes payable, net of repayments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF MANAGEMENT ON COMPANY FINANCIAL STATEMENTS

In a Form 8K filing with the SEC, dated May 24, 2012, our Board of Directors notified investors of our decision to change accounting firms. We have used the accounting firm of Akin, Daugherty, Klein & Feuge for over six years.

Since that date, our new accounting firm, M&K CPA’S, began the audit for our fiscal year ending March 31, 2012. This process has labored on for over four months and, regrettably, is still not concluded.

As of this date, our former and current auditors continue to debate accounting adjustments regarding non-cash journal entries amounting to $173,809. Unfortunately, as the debate continues, our current auditor will not issue an audit opinion unless our prior auditor signs off on these adjustments.

We concluded this impasse between accountants left us with only two options: allow our current auditor to go back and audit two years, those years being our fiscal years ending 2011 and 2012; or file our 10K with unaudited financials. We could not allow the current process to continue indefinitely and waiting for the current auditor to go back and audit two years was not a viable option; particularly considering that our lender, TCA Global, informed us that further delays would endanger loan covenants on our existing credit facility. Furthermore, we are not required to file audited financials in order for our common stock to continue trading in the same manner and venue it has traded for the last sixty days. Given these options, we decided to file our 10K with unaudited financials. We may still elect, as some point in the future, to have fiscal years 2012 and 2013 audited.

We have prepared the accompanying balance sheets of Tootie Pie Company, Inc. as of March 31, 2012 and 2011, and the related statements of operations, changes in stockholders' equity, and cash flows for the two years in the period ended March 31, 2012.

We have done our best to prepare these financial statements in accordance with U.S. generally accepted accounting principles, with reasonable assurance that the financial statements are free of material misstatement. The Company is not required to have, nor were auditors engaged to perform, an audit of our internal control over financial reporting. Our auditor input included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, no such opinion has been given. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tootie Pie Company, Inc., as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2012, in conformity with U. S. generally accepted accounting principles, to the best of our knowledge and ability.

The Management and Board of Directors

The Tootie Pie Company, Inc.

See notes to financial statements.

TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	Unaudited	Audited
	March 31, 2012	March 31, 2011
ASSETS
Current Assets:
Cash	$27,569	$402,362
Accounts receivable, net	25,436	60,150
Inventory	234,167	189,657
Other current assets	48,290	62,417
Total current assets	335,462	714,586

Fixed Assets:
Furniture and equipment	712,113	564,455
Leasehold improvements	209,693	162,027
Building	7,000	7,000
Construction in progress	12,260	12,260
Total fixed assets	941,066	745,742
Less accumulated depreciation	(397,334)	(261,856)
Net fixed assets	543,732	483,886

Other Assets:
Intangible assets, net	11,369	38,655
Deposits and other	37,796	37,379
Total other assets	49,165	76,034

Total Assets	$928,359	$1,274,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$277,403	$199,883
Accounts payable, employees	12,589	6,183
Accrued expenses	47,563	59,213
Deferred revenue	24,594	18,318
Long-term debt, current portion	77,122	125,683
Note Payable, related party	-	25,000
Total current liabilities	439,271	434,280

Long-term debt, net of current portion	1,990	1,990

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 99,900,000 shares, 14,738,100 and 14,323,092 issued and outstanding	14,738	14,323
Additional paid-in-capital	4,852,068	4,342,360
Retained earnings (deficit)	(4,379,708)	(3,518,447)
Total stockholders’ equity	487,098	838,236

Total Liabilities and Stockholders’ Equity	$928,359	$1,274,506

See notes to financial statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Unaudited	Audited
	Year Ended March 31, 2012	Year Ended March 31, 2011
Sales, net	$2,732,858	$2,027,547
Cost of goods sold	1,035,476	775,749
Gross profit	1,697,382	1,251,798
Operating Expenses:
General and administrative expense	865,899	884,353
Selling expense	1,863,870	1,396,394
Total operating expenses	2,729,769	2,280,747
Operating (Loss)	(1,032,387)	(1,028,949)
Other Income (Expense):
Interest expense	(26,675)	(65,123)
Other income	199,311	1,750
Loss on disposal of equipment	-	(396)
Other income (expense), net	172,636	(63,769)
Loss before income taxes	(859,751)	(1,092,718)
Income taxes – Texas margin tax	(1,511)	(1,283)
Net Loss	$(861,262)	$(1,094,001)
Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.05)	$(0.09)
Weighted average common shares outstanding, basic and diluted	14,694,425	11,809,486

See notes to financial statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
Balance at March 31, 2010	9,512,462	$9,512	$2,883,848	$(2,424,446)	$468,914
Common stock issuances	1,989,130	1,989	448,011	—	450,000
Proceeds from exercise of warrants	1,500,000	1,500	598,500	—	600,000
Common stock for services	340,000	340	89,610	—	89,950
Common stock for equipment	170,000	170	60,390	—	60,560
Common stock for notes	150,000	150	72,533	—	72,683
Common stock compensation	661,500	662	108,959	—	109,621
Stock option compensation	-	-	80,509	—	80,509
Net (loss) for the year	-	-	-	(1,094,001)	(1,094,001)
Audited Balance at March 31, 2011	14,323,092	$14,323	$4,342,360	$(3,518,446)	$838,236

Common stock issuances	190,000	190	190,000	-	190,190

Proceeds from exercise of warrants	-	-	50,000	-	50,000

Common stock for services	-	-	25,960	-	25,960

Common stock for equipment	-	-	74,850	-	74,850

Common stock for notes	225,000	225	155,106	-	155,331

Common stock compensation	-	-	13,792	-	13,792

Stock option compensation	-	-		-

Net (loss) for the year	-	-	-	(861,262)	(861,262)
Unaudited Balance at March 31, 2012	14,738,092	$14,738	$4,852,068	$(4,379,709)	$487,097

See notes to financial statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Unaudited	Audited
	Year Ended March 31, 2012	Year Ended March 31, 2011
Operating Activities
Net loss	$(861,262)	$(1,094,001)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	142,487	83,090
Amortization	27,286	27,286
Loss on disposal of equipment	-	396
Non-cash compensation expense	169,123	190,130
Non-cash compensation expense for services	25,960	89,950
Changes in operating assets and liabilities:
Accounts receivable	34,714	(21,293)
Inventory	(44,510)	(7,788)
Other current assets	9,951	(50,880)
Deposits and other	(5,417)	40,714
Accounts payable and accrued expenses	132,277	186,542
Deferred revenue	6,275	16,102
Net Cash (Used) by Operating Activities	(363,116)	(539,752)
Investing Activities
Purchases of fixed assets	(412,868)	(228,158)
Proceeds from disposal of equipment	-	1,000
Net Cash (Used) by Investing Activities	(412,868)	(227,158)
Financing Activities
Borrowings on long-term debt	100,000	50,000
Borrowings on note payable, related party	50,000	25,000
Repayments on note payable, related party	(25,000)	-
Repayments of long term debt	(51,297)	(2,784)
Issuances of common stock, net of offering costs	327,488	1,050,000
Net Cash Provided by Financing Activities	401,191	1,122,216

Net Change in Cash	(374,793)	355,306
Cash at beginning of year	402,362	47,056

Cash at End of Year	$27,569	$402,362

Supplemental Disclosures
Interest paid in cash	$-	$1,875
Income taxes paid in cash	-	1,581
Non-cash Activities:
Issuance of common stock and options for services	25,960	89,950
Issuance of common stock for equipment	74,850	60,560
Note payable for fixed assets	-	7,957

See notes to financial statements.

TOOTIE PIE COMPANY, INC.
Notes to Financial Statements

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

Reporting Period: These financial statements are as of and for the years ended March 31, 2012 and 2011. The Company operates on a March 31 fiscal year end.

Cash: Cash consists of demand deposits held at financial institutions and cash on hand.

Accounts Receivable: Accounts receivable is reported at outstanding principal, net of an allowance for doubtful accounts of $4,389 at March 31, 2012 and $4,871 at March 31, 2011. The allowance is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Inventories: Inventories are stated at the lower of cost (which is determined on a first-in, first-out method) or market and consists of raw materials, packaging materials and finished goods. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. A reserve for obsolete inventories was not required at March 31, 2012and 2011.

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

Intangible Assets: Intangible assets consist primarily of recipes (see Note 2), and are being amortized straight-line over 7 years. Accumulated amortization totaled $179,631 at March 31, 2012 and $152,346 at March 31, 2011. The Company periodically reviews, on at least an annual basis, the carrying value of its intangible and long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the fair value of intangible and long-lived assets, determined based upon the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

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
Notes to Financial Statements
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

Advertising Costs: Advertising is expensed as incurred. The Company incurred advertising expense of approximately $258,000 for the year ended March 31, 2012 and $18,000 for the year ended March 31, 2011.

Product Development Costs: Cost of new product development and product redesign are charged to expense as incurred.

Shipping and Handling Costs: Revenue received from shipping and handling fees of $198,142 for the year ended March 31, 2012 and $175,806 for the year ended March 31, 2011 is reflected in sales. Costs associated with shipping product to customers is included in selling expenses and totaled $210,967 for the year ended March 31, 2012 and $232,475 for the year ended March 31, 2011.

Loss Per Common Stock: Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock and equivalents, which consist of unvested common stock, stock options and warrants, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted loss per common share because their effect was anti-dilutive.

Share-Based Compensation: The Company recognizes as compensation expense all share based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant. Compensation expense related to share based payments totaled $169,123 for the year ended March 31, 2012 and $190,130 for the year ended March 31, 2011.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and accounts receivable. The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent of balances in excess of amounts insured by the FDIC. Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base consists of retail, corporate and wholesale buyers which are geographically dispersed. For the year ended March 31, 2012, the Company’s two primary wholesale customers represented 21% and 6% of pie sales revenue.

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
Notes to Financial Statements

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

NOTE 3 – INVENTORIES

Inventories consist of the following at March 31:

	Unaudited	Audited
	2012	2011
Raw materials	$18,360	$24,026
Packaging materials	27,458	23,322
Finished goods	188,349	142,309
Total Inventories	$234,167	$189,657

NOTE 4 – LONG-TERM DEBT

	Unaudited	Audited
	2012	2011
Note payable to individual, with interest only paid bi-annually at 15%, matures July 2011, unsecured	$-	$50,000
Note payable to individual, noninterest bearing, payable in monthly installments of $7,500, due in 2011.	-	72,500
Note payable to individual, with interest only paid bi-annually at 15%, matures July 2012, unsecured	50,000	-
Note payable to related party, with interest only paid bi-annually at 15%, matures November 2012, unsecured	25,000	-
Note payable to Dell for equipment payable in monthly installments of $334, interest at 10% and collateralized by equipment.	4,112	5,173
Total long-term debt	$79,112	$127,673

Maturities of long-term debt will result in the following principal requirements:

Year Ending March 31,
2013	1,990

NOTE 5 – NOTE PAYABLE, RELATED PARTY

During the year ended March 31, 2012, the Company borrowed $25,000 from Don Merrill Sr., the father of the Chief Executive Officer of the Company, with interest paid bi-annually at 15%. The note matures in November 2012. As further consideration, the Company issued 100,000 shares of common stock and warrants to purchase an additional 100,000 shares of common stock with an exercise price of $0.50 per share. The warrants expire December 31, 2013.

TOOTIE PIE COMPANY, INC.
Notes to Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock: The Company has authorized 100,000 shares of $0.001 par value preferred stock, none of which is issued or outstanding at March 31, 2012. Voting powers, designations, preferences, and qualifications have not been set by the Board of Directors.

Stock Warrants: The Company has warrants outstanding to purchase an aggregate of 2,525,000 shares of common stock:

•
On August 26, 2010, the Company also sold Class B Warrants to purchase 2,100,000 shares of its common stock at $0.50 per share, subject to adjustment. The Class B Warrants expire December 31, 2012, subject to extension under certain circumstances.

•	The Company has warrants outstanding that expire on December 31, 2013 to purchase 125,000 shares of its Common Stock at $0.40 per share, subject to adjustment.
•	The Company has warrants outstanding that expire on December 31, 2013 to purchase 100,000 shares of its Common Stock at $0.50 per share, subject to adjustment.
•	The Company has warrants outstanding that expire on March 21, 2021 to purchase 200,000 shares of its Common Stock at $0.43 per share, subject to adjustment.

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

Nonvested Common Stock Awards:	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31,2011 (Audited)	465,866	$0.55
Granted	—	—
Forfeited	—	—
Vested	(391,268)	0.55
Outstanding at March 31, 2012 (Unadited)	74,598	$0.55

Stock Options: The Company periodically grants non-qualified stock options and uses the Black-Scholes option pricing model in valuing theses grants. The fair value for these options was estimated at the date of grant with the following weighted-average assumptions for the year ended March 31:

	Unaudited	Audited
	2012	2011
Risk-free interest rate	2.02%-2.20%	2.02%-2.20%
Expected dividend yield	0.0%	0.0%
Expected volatility of common stock	205%	205%
Expected weighted-average life of option	5 yr	5 yr

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

TOOTIE PIE COMPANY, INC.
Notes to Financial Statements

A summary of the status of the Company’s non-plan and plan options is as follows:

	Unaudited		Audited
	Year Ended March 31, 2012		Year Ended March 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	1,016,500	$0.51	411,000	$0.48
Granted	-	-	661,500	0.52
Exercised	-	-	-	-
Forfeited	-	-	(56,000)	(0.74)
Cancelled	-	-	-	—
Outstanding at the end of year	1,016,500	$0.51	1,016,500	$0.51

Aggregate intrinsic value, end of year	$548,910		$548,910

Options exercisable at end of year	550,634	$0.46	550,634	$0.46

Aggregate intrinsic value, end of year	$297,342		$297,342

Weighted average fair value of options granted during the year	$0.54		$0.54

Weighted average contractual life remaining at year-end		8.5 yrs.		8.5 yrs.

Nonvested Stock Options:	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 1,2011 (Audited)	465,866	$0.55
Granted	-	-
Vested	(391,268)	0.55
Forfeited	-	-
Nonvested at March 31, 2012 (Unaudited)	74,598	$0.55

The Company recognized $80,509 in compensation expense related to stock options for the year ended March 31, 2011 and the remaining $185,223 will be recognized over a weighted average period of 3.75 years.

TOOTIE PIE COMPANY, INC.
Notes to Financial Statements

NOTE 7 – EARNINGS (LOSS) PER SHARE

The following reconciles the components of the earnings (loss) per share (“EPS”) computation.

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Year Ended March 31, 2012 (Unaudited)
Basic EPS:
Net income (loss)	$(861,262)	14,694,425	$(0.05)
Effect of dilutive options	-	-	-
Dilutive EPS	$(861,262)	14,694,425	$(0.05)

Year Ended March 31, 2011 (Audited)
Basic EPS:
Net income (loss)	$(1,094,001)	11,809,486	$(0.09)
Effect of dilutive options	-	-	-
Dilutive EPS	$(1,094,001)	11,809,486	$(0.09)

TOOTIE PIE COMPANY, INC.
Notes to Financial Statements

NOTE 8 – INCOME TAXES

The reconciliation of income tax computed at the U.S. federal statutory tax rates to total income tax is as follows for the fiscal years ended March 31:

	Unaudited	Audited
	2012	2011
Federal tax (benefit) at statutory rate, 34%	$(292,315)	$(371,524)
Change in valuation allowance	290,187	359,000
Book to tax depreciation difference	(9,242)	(9,242)
Texas margin tax	1,511	1,283
Stock compensation expense	11,370	27,373
Other items	-	(5,607)
Income tax expense	$1,511	$1,283

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at March 31:

	Unaudited	Audited
	2012	2011
Deferred tax assets (liabilities):
Net operating loss carry forward	$1,547,000	$1,108,000
Stock compensation expense	17,000	28,000
Depreciation expense	0	6,000
Total deferred tax assets	1,564,000	1,142,000
Less valuation allowance	(1,564,000)	(1,142,000)
Net deferred tax asset	$—	$—

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2012 and 2011.

If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense.  As of March 31, 2012, the Company had no accrued interest or penalties.

As of March 31, 2012, the tax years ended March 31, 2006 through March 31, 2012 remain subject to examination by tax authorities.

The Company’s tax net operating loss carry forward of approximately $3,260,000 (net benefit at 34% of $1,108,000) expires from 2026 to 2031.

TOOTIE PIE COMPANY, INC.
Notes to Financial Statements

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company’s corporate office and bakery building is leased on a month to month basis. The Company also has leases on its seven Gourmet Cafés that range in expiration from November 2012 to August 2018. Rental expense for all facilities was approximately $308,523 for the fiscal year ended March 31, 2012 and $145,000 for the fiscal year ended March 31, 2011. Future minimum annual lease payments are as follow:

Year Ending March 31,
2013	287,000
2014	240,000
2015	190,000
2016	160,000

Purchase Commitment: The Company signed a purchase commitment with Smeltzer Orchard Company, LLC on February 7, 2012 to purchase 160,000 pounds of apples for a total cost of approximately $94,000. All apples must be delivered by September 2012.

Contingency: The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company’s financial position or result of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Interim Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer / Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer / Interim Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions, offices and biographies for the past five years as of March 31, 2012, of our executive officers and directors. Members of the board are elected and serve for three year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Don L. Merrill, Jr.	53	President, Chief Executive and Interim Chief Financial Officer and Director
Dan Gostylo	58	Director
David P. Strolle, Jr.	54	Director and Secretary
Cliff Rogers	59	Director
Les Doss	58	Director

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

James E. Dawson served as Director from August 26, 2010 until his resignation on February 6, 2012. Since 2007, James E. Dawson has served as Senior Vice President and Chief Financial Officer of Blackfish, Ltd., where he is responsible for all accounting and administrative duties. Also since 2007, he has served as a Partner of Dawson Holdings, L.P., seeking and analyzing partnership investments. Prior to these positions, he served as Senior Vice President and Chief Financial Officer of BudCo, Ltd. He also serves on the board of directors of Programming Concepts, Ltd., a privately held educational publishing company, and serves as an officer of GPCI, Inc., a related company to Programming Concepts, Ltd. Mr. Dawson received a Bachelor of Business Administration in Accounting from Texas Tech University, and is a Certified Public Accountant.

Vincent M. Dawson served as Director from August 26, 2010 until his resignation on February 6, 2012. Since 2007, Vincent M. Dawson has served as Executive Vice President of Blackfish, Ltd., and also as a Partner of Dawson Holdings, L.P. In both positions, he is involved in the company’s day to day operations. Mr. Dawson has a Bachelor of Arts in Philosophy and Economics.

Leslie E. Doss has served as Director since March 5, 2012. Since 2007, Leslie E. Doss has served as President of DML Enterprises, a company he started that provides billing services to over 43 physician practices across Texas. He is also working on his Ph.D. in economics, while serving as a full time professor of economics at the University of Texas at San Antonio. He has a Bachelors of Science in electrical engineering from the University of Texas at Arlington and an MBA from the University of Texas at San Antonio.

Clifford L. Rogers has served as Director since March 5, 2012. Since 2007, Clifford L. Rogers has served as President & CEO and board member of Unified Power Holdings, LLC.  While in the United States Army, Mr. Rogers attended Central Texas College, where he studied electrical engineering and the University of Maryland, where he studied business.

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

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2012 Annual Meeting of Stockholders should be provided to our Chief Executive Officer. The recommended candidate should be submitted to us in writing addressed to 129 Industrial Drive, Boerne, Texas 78006. The recommendation should include the following information: name of candidate; address, phone and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table presents the compensation information during the fiscal years ended March 31, 2012 and March 31, 2011 for our Principal Executive Officer/ Principal Financial Officer. We refer to this executive officer as our “named executive officer” elsewhere in this Annual Report.

Summary Compensation Table for Fiscal Years Ended March 31, 2012 and 2011

Name and Principal Position (a)	Year Ended March 31, (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards(1) ($) (e)		Options Awards (1) ($) (f)		Total ($) (g)
Don L. Merrill, Jr.	2012	105,000		25,000	0		0		130,000
Don L. Merrill, Jr.	2011	111,729	(2)	25,000	200,550	(3)	196,373	(4)	533,652
Principal Executive Officer and Interim Chief Financial Officer

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

(3)
On January 5, 2011, pursuant to our employment agreement with Mr. Merrill, we issued 286,500 shares of our common stock to Mr. Merrill. Such shares were valued at $200,550. Subsequently, under Mr. Merrill’s instruction, we re-issued the 286,500 shares to Cathryn Merrill.

(4)
On January 5th, 2011, we issued Mr. Merrill options to purchase 286,500 shares of common stock, at $.70 per share, no later than January 5, 2021. The options have a five-year vesting schedule such that Mr. Merrill can sell no more than one fifth of the restricted shares nor exercise more than one fifth of the options per year, assuming compliance with all State and Federal laws regarding sales of restricted securities.

NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

On December 1, 2010, our Board of Directors approved a new five year employment agreement with Don Merrill, our Chief Executive Officer and Interim Chief Financial Officer. Pursuant to the agreement, we will pay Mr. Merrill base salary of $105,000 per year over the five year term of the agreement, subject to annual increases based on performance standards set by our Board.  Mr. Merrill will also be eligible for additional yearly bonuses over the term of the agreement as determined by our Board.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on March 31, 2012, the last day of our fiscal year, to the named executive officer as depicted in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table: March 31, 2012

	Option awards				Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Don L. Merrill, Jr. Chief Executive Officer and Intermin Financial Officer	50,000	50,000	$0.12	12/31/2015
	150,000	150,000	$0.40	3/22/2017
	75,000	75,000	$0.90	1/14/2018
	114,600	171,900	$0.70	1/5/2021
					171,900	120,330

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

We have entered into an employment agreement with our Chief Executive Officer, Don Merrill, Jr.

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

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them during the fiscal year ended March 31, 2012.

March 31, 2012 Director Compensation Table(1)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of June 27, 2012, by each person known by us to (i) beneficially own more than 5% of our common stock, and by each of our (ii) directors, (iii) our named executive officer at the end of our most recently completed fiscal year, and (iv) all directors and officers as a group.

Name and Address of Beneficial Owner (1)	Common Shares Beneficially Owned		Percent of Class (2)

Don L. Merrill, Jr. (3)	1,125,000		7.63%
David P. Strolle, Jr. (4)	554,483		3.76%
Dan Gostylo (5)	491,000		3.33%
James Dawson and Vincent Dawson (6)	3,239,130	(7)	21.98%
c/o Dawson Holdings, L.P. 745 East Mulberry Ave, Ste 130, San Antonio, TX 78212
Leslie E. Doss	160,000		1.09%
Clifford L. Rogers	780,000		5.29%
Directors and executive officers as a group (7 persons)	6,349,613		43.08%

(1)	Unless indicated otherwise, the address of all beneficial owners is c/o Tootie Pie Company, Inc., 129 Industrial Dr., Boerne, TX 78006.
(2)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after June 20, 2012. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after June 20, 2012 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. Percentage calculations are based on 14,738,100 shares issued and outstanding on June 27, 2012.

(3)
Mr. Merrill is our Chief Executive Officer and our Interim Chief Financial Officer. Mr. Merrill beneficially owns 900,000 shares of common stock. Mr. Merrill also beneficially owns 225,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of June 20, 2012.
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

(4)	Mr. Strolle is a member of our Board of Directors and serves as our general corporate counsel. Mr. Strolle beneficially owns 554,483 shares of common stock.
(5)	Mr. Gostylo is a member of our Board of Directors. Mr. Gostylo beneficially owns 491,000 shares of common stock.
(6)
Dawson Holdings, L.P. is a Texas limited partnership. Dawson Brothers, LLC is the General Partner of Dawson Holdings, and consequently has voting control and investment discretion over securities held by Dawson Holdings. By virtue of their direct and indirect control of Dawson Holdings and Dawson Brothers, James Dawson and Vincent Dawson as Partners of Dawson Holdings, are deemed to have voting power and investment power over these securities and may be deemed to beneficially own any securities owned by Dawson Holdings and Dawson Brothers. Mr. James Dawson and Mr. Vincent Dawson were members of our Board of Directors until their resignation on February 6, 2012.

(7)
Represents 3,239,130 shares owned by Dawson Holdings, L.P. Dawson Holdings holds common stock purchase warrants previously purchased and originally exercisable into 2,100,000 shares of common stock in the aggregate.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2012, our equity securities authorized for issuance, aggregated, are as follows:

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

Tootie Pie Company, Inc. 2011 Stock Option and Incentive Plan

On March 2, 2011, our Board of Directors approved the Tootie Pie Company, Inc. 2011 Stock Option and Incentive Plan, or the Plan. Prior to adoption of the Plan, our Board issued equity securities on January 5, 2011 as compensation to certain employees. Subsequent to the adoption of the Plan, equity securities issued as compensation as of March 21, 2012 have been issued pursuant to the Plan.

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

Director Independence

As of March 31, 2012, Don L. Merrill, Jr., David P. Strolle, Jr., Dan Gostylo, Clifford Rogers and Leslie Doss served as our directors. Vincent Dawson, and Jim Dawson served as our directors until their resignation on February 6, 2012. David P. Strolle, Jr., Dan Gostylo, Clifford Rogers, Leslie Doss, Vincent Dawson, and Jim Dawson all qualify as “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. W are currently traded on the OTCQB market. The OTCQB does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Akin, Doherty, Klein & Feuge, P.C. audited our financial statements for the fiscal years ended March 31, 2011..

M&K CPA’s provided accounting assistance and advice in our preparation of our unaudited financial statements for the fiscal year ended March 31, 2012.

Fees related to services performed by Akin in the years ended March 31, 2011and by M&K CPA’s for the year ended March 31, 2012 were as follows:

	2012	2011
Accounting Fees (1)	$12,000	$0
Audit Fees (2)	36,000	45,000
Tax Fees (3)	2,500	3,600
All Other Fees	0	2,800
Total	$50,500	$51,400

(1)	Accounting fees represent services provided in connection with the fiscal year of our financial statements, notwithstanding when the fees were billed or when the service was rendered.
(2)	Audit fees include an amount that is in dispute between the Company and its prior audit firm for the fiscal year ended March 2012.
(3)	Tax fees principally included tax advice, tax planning and tax return preparation for services billed from April through March of the fiscal year.

The Board of Directors has reviewed and discussed with our management our financial statements contained in this Annual Report on Form 10-K for our fiscal year ended March 31, 2012Based on the review and discussions referred to above, the Board approved the inclusion of the  financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, for filing with the Securities and Exchange Commission.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Management on Financial Statements
Balance Sheets as of March 31, 2012 and 2011
Statements of Operations for the years ended March 31, 2012 and 2011
Statements of Changes in Stockholders’ Equity for the years ended March 31, 2012 and 2011
Statements of Cash Flows for the years ended March 31, 2012 and 2011
Notes to Audited Financial Statements

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

10.8	Asset Purchase and Sale Agreement between the Company and Amado Mesta and Adrianna Mesta doing business as Benny’s Bagels, dated August 11, 2009.

10.9	Securities Purchase Agreement by and between the Company and Dawson Holdings, L.P., dated August 26, 2010 (included as Exhibit 10.1 to the Form 8-K filed August 31, 2010).

10.10
Tootie Pie Company, Inc. 2011 Stock Option and Incentive Plan, dated January 14, 2008 (included as Exhibit 10.1 to the Registration Statement on Form S-8 filed March 2, 2011 and incorporated herein by reference).

10.11	Employment Agreement between the Company and Don L. Merrill, Jr., dated December 1, 2010 (included as Exhibit 10.1 to the Form 8-K/A filed March 24, 2011 and incorporated herein by reference).

10.12	Lease on Boerne, TX property

10.13
Securities Purchase Agreement, Senior Secured Redeemable Debenture, Subordination of Loans Agreement and Security Agreement by and between the Company and TCA Global Credit Master Fund, LP, executed April 6, 2012 (included as Exhibit 10.1, 10.2, 4.1 and 4.2 to the Form 8-K filed April 12, 2012)

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

Tootie Pie Company, Inc.

Date: October 5, 2012	By:	/s/ Don L. Merrill, Jr.
Don L Merrill, Jr.
Principal Executive Officer, and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 5, 2012	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr.
Principal Executive Officer, and Principal Financial and Accounting Officer

Date: October 5, 2012	By:	/s/ Dan Gostylo
Dan Gostylo
Director

Date: October 5, 2012	By:	/s/ David P. Strolle, Jr.
David P. Strolle, Jr.
Director

Date: October 5, 2012	By:	/s/ Clifford Rogers
Clifford Rogers
Director

Date: October 5, 2012	By:	/s/ Leslie Doss
Leslie Doss
Director