Form 10-Q
period 2012-06-30
Tootie Pie Company, Inc.
filed 2012-10-12
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of June 30, 2012, 14,738,100 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Index

TOOTIE PIE COMPANY, INC.

Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$83,307	$27,569
Accounts receivable, net	89,398	25,436
Inventory	341,215	234,167
Other current assets	83,602	48,290
Total current assets	597,522	335,462

Fixed Assets:
Furniture and equipment	772,304	712,113
Leasehold improvements	211,693	209,693
Building	7,000	7,000
Construction in progress	12,260	12,260
Total fixed assets	1,003,257	941,066
Less accumulated depreciation	(431,481)	(397,334)
Net fixed assets	571,776	543,732

Other Assets:
Intangible assets, net	4,548	11,369
Deposits and other	52,824	37,796
Total other assets	57,372	49,165

Total Assets	$1,226,670	$928,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$372,387	$277,403
Accounts payable, employees	6,989	12,589
Accrued expenses	54,841	47,563
Deferred revenue	22,847	24,594
Long-term debt, current portion	360,779	77,122
Note payable, related party	—	-
Total current liabilities	817,843	439,271

Long-term Debt, net of current	—	1,990

Total Liabilities	$817,843	$441,261

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 99,900,000 shares, 14,738,100 and 14,738,100 issued and outstanding	14,738	14,738
Additional paid-in-capital	4,897,068	4,852,068
Retained earnings (deficit)	(4,502,979)	(4,379,708)
Total stockholders’ equity	408,827	487,098

Total Liabilities and Stockholders’ Equity	$1,226,670	$928,359

See Notes to Interim Financial Statements.

Index

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2012	2011
	(unaudited)	(unaudited)

Sales, net	$612,452	$486,151
Cost of goods sold	197,737	191,006
Gross profit	414,715	295,145

Operating Expenses:
General and administrative expense	174,460	172,066
Selling expense	363,525	345,427
Total Operating Expenses	537,985	517,493

Operating Income (Loss)	(123,270)	(222,348)

Other Income (Expense)	—	(15,814)

Income (Loss) before income taxes	(123,270)	(238,162)
Income taxes – Texas margin tax	—	—

Net Income (Loss)	$(123,270)	$(238,162)

Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	14,703,122	14,012,939

See Notes to Interim Financial Statements.

Index

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(123,270)	$(238,162)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	34,147	30,393
Amortization	6,822	6,822
Non-cash compensation expense		40,700
Non-cash expense for services		19,600
Changes in operating assets and liabilities:
Accounts receivable	(63,962)	12,927
Inventory	(107,048)	(176,144))
Other current assets	(35,312)	9,403
Accounts payable and accrued expenses	34,915	16,590
Net Cash (Used) by Operating Activities	(253,708)	(277,871)

Investing Activities
Purchases of fixed assets	(77,220)	(20,057)
Net Cash (Used) by Investing Activities	(77,220)	(20,057)

Financing Activities
Borrowings on notes payable	445,000	—
Borrowings on notes payable, related party	—	—
Repayments on notes payable	(58,333)	(795)
Issuances of common stock, net of offering costs	—	—
Net Cash Provided & (Used) by Financing Activities	386,667	(795)

Net Change in Cash	55,739	(298,723)
Cash at beginning of period	27,568	402,362

Cash at End of Period	$83,307	$103,639

See Notes to Interim Financial Statements.

Index

TOOTIE PIE COMPANY, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Tootie Pie Company, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The accompanying interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	June 30, 2012	March 31, 2012
Raw materials	$36,451	$18,360
Packaging materials	22,580	27,458
Finished goods	282,184	188,349
Total Inventories	$341,215	$234,167

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarter ended June 30, 2012 and 2011 of $0 and $40,700, respectively.

NOTE 4 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at June 30, 2012 or June 30, 2011. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of June 30, 2012, the Company had no accrued interest or penalties.

As of June 30, 2012, the tax years ended March 31, 2007 through March 31, 2012 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $1,564,000 at June 30, 2012. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of June 30, 2012 and March 31, 2012.

Index

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

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended June 30, 2012
Basic EPS:
Net (loss)	$(123,270)	14,703,122	$(0.01)
Effect of dilutive options	—	—	—
Dilutive EPS	$(123,270)	14,703,122	$(0.01)

Three Months Ended June 30, 2011
Basic EPS:
Net (loss)	$(238,162)	14,012,939	$(0.02)
Effect of dilutive options	—	—	—
Dilutive EPS	$(238,162)	14,012,939	$(0.02)

Index

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

This Management’s Discussion and Analysis should be read in conjunction with the  interim financial statements and the notes thereto included in this Quarterly Report, and our  financial statements for the year ended March 31, 2012 included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on October 5, 2012.

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

Business Overview

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

Our retail market consists primarily of individuals who purchase our products for gifts, special occasions or for their personal consumption. We sell to the retail market through our website, internet marketing from our websites, phone orders and walk-in customers at our storefront in Boerne, Texas, as well as our seven Tootie Pie Gourmet Cafés in Texas, which are located in San Antonio, Austin, Fredericksburg and Frisco.

Index

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

Index

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

Index

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

Federal Income Taxes: Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.  It is our judgment we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2012 will be realized in future periods.  Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. The Company recognizes income tax benefits only when it meets the “more likely than not” recognition threshold. We have not recorded any unrecognized income tax benefits at June 30, 2012.

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

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets. Revenues for the quarter ended June 30, 2012 increased 26% to $612,452 from $486,151 for the quarter ended June 30, 2011. The overall increase in revenues comes primarily from the operation of seven Tootie Pie Gourmet Cafés during the first quarter of fiscal year 2012, versus five Cafés that were open for the same period last year. Our internet, corporate and wholesale business combined to remain virtually unchanged.

Index

For periods reported below, our customers were in the following categories:

Category	Three month period ended June 30, 2012	Three month period ended June 30, 2011
Retail (1)	51%	58%
Corporate	12%	1%
Wholesale	37%	41%
Totals	100%	100%

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

As of June 30, 2012, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation. For the quarter ended June 30, 2012, Ben E. Keith Food Services and Sysco Corporation combined for 96% of our overall wholesale revenue, 82% and 14%, respectively.

Cost of Goods Sold:

Cost of goods sold generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead. Cost of goods sold was $197,737 and $191,006 for the quarters ended June 30, 2012 and June 30, 2011, respectively. The increase from the prior year quarter was primarily due to the overall increase in sales, as well as some inflationary increases in the cost of some raw materials.

Cost of goods sold, as a percentage of net sales, was 32% for the three month period ended June 30, 2012 compared to 39% for the three month period ended June 30, 2011. We consider the 7% reduction to be a result of overall higher sales and our ongoing efforts to maintain costs.

Gross Profit:

Gross profit  was 68% of net sales for the quarter ended June 30, 2012 compared to 61% for the quarter ended June 30, 2011.  We consider the 7% improvement to be a result of overall higher sales and our ongoing efforts to maintain costs. We expect the gross profit percentage to continue to fluctuate as we refine our manufacturing and sales processes.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $537,985 for the quarter ended June 30, 2012 from $517,493 for the quarter ended June 30, 2011. The increase in selling and general and administrative expenses from the prior year periods was principally due to an increase in personnel required to open, manage and operate seven Gourmet Café locations, versus five Cafés during the same period last year; as well as an increase in production in anticipation of higher sales for the upcoming holiday season.

Net Loss:

Net loss decreased to $123,270 for the three months ended June 30, 2012 from $238,162 for the three months ended June 30, 2011. The net loss decrease for the three months ended June 30, 2012 was principally due to an increase in overall sales and our ongoing efforts to maintain costs.

Index

Liquidity and Capital Resources

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

At June 30, 2012, we had $83,807 of cash and cash equivalents, compared to $27,569 of cash and cash equivalents at March 31, 2012. Our current assets at June 30, 2012 were $597,522 compared to $335,462 at March 31, 2012. Our current liabilities at June 30, 2012 were $817,843 compared to $439,271 at March 31, 2012.

Net cash used in operating activities was $253,708 for the quarter ended June 30, 2012, compared to $277,871 of net cash used for the quarter ended June 30, 2011. The decrease in operating cash used is a direct result of our efforts to build inventory to meet projected sales increases for the upcoming holiday season, as well as expenses related to operation of our seven Tootie Pie Gourmet Cafés.

Net cash used in investing activities was $77,220 for the quarter ended June 30, 2012 and $20,057 for the quarter ended June 30, 2011.  These investing activities primarily reflected capital expenditures related to our acquisition of our Tootie Pie Gourmet Cafés.

Net cash provided by financing activities was $386,667 and net cash used was $795 for the quarters ended June 30, 2012 and 2011, respectively. Net cash provided by financing activities for the quarter ended June 30, 2012 was $386,667, represented proceeds from  borrowings on our working capital credit line and notes payable. We had no such transactions during the period ending June 30, 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Index

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tootie Pie Company, Inc. (the "Company") executed a securities purchase agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), on April 6, 2012, whereby TCA committed to purchase up to $1,000,000 of senior secured redeemable debentures of the Company (the “Agreement”). The Agreement provides for the purchase and sale of debentures and extension of the total loan amount in separate closings. TCA funded an amount of $350,000 for the first closing, and TCA will fund up to an additional $650,000 at a later date or dates, subject to certain terms and conditions. The loan is secured by all of the assets and properties of the Company pursuant to a security agreement executed April 6, 2012 (the “Security Agreement”). The net proceeds available to the Company, after deducting the transaction advisory fee payable by the Company to TCA and other associated closing costs and expenses, will be approximately $323,650.

On April 6, 2012, the Company issued a $350,000 senior secured redeemable debenture to TCA (the “Debenture”). The Debenture is due and payable on April 9, 2013 (the “Maturity Date”), together with interest on the outstanding principal balance of the Debenture at a rate of 11% per annum. The Debenture may be prepaid by the Company at any time prior to the Maturity Date with three business days advance written notice to TCA. On or before the Maturity Date, when the Company redeems the Debenture, the Company will be required to pay a redemption premium equal to the then outstanding principal amount due under the Debenture multiplied by four percent (4%), in addition to the principal amount being redeemed, all accrued interest as of the redemption date, and all costs, fees, and charges due and payable. Upon the occurrence of an event of default under the Debenture, the interest rate on the Debenture shall increase and immediately accrue at the maximum interest rate permitted by applicable law, and TCA would be entitled, in its sole direction, to acceleration of full repayment of the debt plus all accrued interest and redemption premiums due under the Debenture.

The Company has agreed to make monthly payments of principal ($29,166.67), interest, and the corresponding amount of redemption premium ($1,750.00) to TCA, beginning on May 1, 2012. The Debenture is secured by all of the assets and properties of the Company pursuant to the Security Agreement.

The Company agreed to pay a transaction advisory fee to TCA equal to three percent (3%) of the amount of the Debenture purchased by TCA at the first closing, or approximately $10,500. The Company also agreed to reimburse TCA for due diligence fees and legal fees, for an aggregate of $20,000.

The Company intends to use the funds from the Debenture for general working capital purposes.

The Company may request that TCA purchase additional debentures under the Agreement at any time prior to the Maturity Date of the Debenture. In the event of any additional closings, the Company shall pay to TCA a transaction advisory fee equal to two percent (2%) of the amount of the debentures purchased by TCA at any such additional closings, which fee shall be due and payable upon such additional closing and withheld from the gross purchase price paid by TCA for the debentures at such additional closing.

Index

Common Stock Issuance pursuant to the Securities Purchase Agreement between the Company and TCA Global Credit Master Fund, LP, executed April 6, 2012

In connection with the sale of the Debenture and as both inducement for their purchase by TCA and compensation for corporate advisory and investment banking services provided by TCA to the Company prior to April 6, 2012, the Company shall issue to TCA shares of its common stock valued at $60,000 (the “Shares”).

It is the intention of the Company and TCA that the value of the Shares shall equal $60,000. In the event the value of the Shares issued to TCA does not equal $60,000 after a nine month evaluation date, the Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company) to adjust the number of Shares issued.

With respect to the sale of its common stock described above, the Company is relying on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the Shares. The Shares were sold to an accredited investor. The Shares were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2012, we did not have any defaults on senior debt securities.

ITEM 4.  REMOVED AND RESERVED

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

Index

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

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2012		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer

Index