Form 10-Q
period 2012-09-30
Tootie Pie Company, Inc.
filed 2012-11-16
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of November 12, 2012, 16,138,100 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Index

TOOTIE PIE COMPANY, INC.

Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$24,698	$27,569
Accounts receivable, net	200,947	25,436
Inventory	508,968	234,167
Other current assets	105,198	48,290
Total current assets	839,811	335,462

Fixed Assets:
Furniture and equipment	787,760	712,113
Leasehold improvements	212,971	209,693
Building	7,000	7,000
Construction in progress	12,260	12,260
Total fixed assets	1,019,991	941,066
Less accumulated depreciation	(466,199)	(397,334)
Net fixed assets	553,792	543,732

Other Assets:
Intangible assets, net	—	11,369
Deposits and other	52,824	37,796
Total other assets	52,824	49,165

Total Assets	$1,446,427	$928,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$425,228	$277,403
Accounts payable, employees	6,063	12,589
Accrued expenses	52,875	47,563
Deferred revenue	21,168	24,594
Long-term debt, current portion	583,054	77,122
Note payable, related party	—	—
Total current liabilities	1,088,388	439,271

Long-term Debt, net of current	—	1,990

Total Liabilities	$1,088,388	$441,261

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 99,900,000 shares, 16,138,100 and 14,738,100 issued and outstanding	14,738	14,738
Additional paid-in-capital	4,912,068	4,852,068
Retained earnings (deficit)	(4,568,767)	(4,379,708)
Total stockholders’ equity	358,039	487,098

Total Liabilities and Stockholders’ Equity	$1,446,427	$928,359

See Notes to Interim Financial Statements.

Index

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$769,345	$630,601	$1,381,797	$1,116,752
Cost of goods sold	227,260	230,641	424,997	421,647
Gross profit	542,085	399,960	956,800	695,105

Operating Expenses:
General and administrative expense	200,783	218,511	375,389	400,010
Selling expense	415,686	370,322	779,208	715,749
Total operating expenses	616,469	588,833	1,154,597	1,115,759

Operating Income (Loss)	(74,384)	(188,873)	(197,797)	(420,654)

Other Income (Expense)	0	10,841	0	4,460

Income (Loss) before income taxes	(74,384)	(178,032)	(197,797)	(416,194)

Income taxes – Texas margin tax	0	(750)	0	(750)

Net Income (Loss)	$(74,384)	$(178,782)	$(197,797)	$(416,944)

Earnings (Loss) Per Share
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average common shares outstanding, basic and diluted	16,138,100	14,435,105	15,441,925	14,386,788

See Notes to Interim Financial Statements.

Index

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(197,797)	$(416,944)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	68,865	61,345
Amortization	11,367	13,643
Non-cash compensation expense	8,738	40,700
Non-cash expense for services	—	108,111
Changes in operating assets and liabilities:
Accounts receivable	(175,511)	(96,425)
Inventory	(274,800)	(174,059)
Other current assets	(56,908)	30,456
Accounts payable and accrued expenses	83,186	132,003
Net Cash (Used) by Operating Activities	(532,859)	(301,170)
Investing Activities
Other Assets		(416)
Purchases of fixed assets	(93,953)	(20,057)
Net Cash (Used) by Investing Activities	(93,953)	(20,473)
Financing Activities
Borrowings on notes payable	765,000	100,000
Borrowings on notes payable, related party	—	—
Repayments on notes payable	(201,059)	(76,297)
Issuances of common stock, net of offering costs	60,000	—
Net Cash Provided & (Used) by Financing Activities	623,941	23,703

Net Change in Cash	(2,871)	(297,940)
Cash at beginning of period	27,569	402,362

Cash at End of Period	$24,698	$104,422

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	September 30, 2012	March 31, 2012
Raw materials	$30,040	$18,360
Packaging materials	30,483	27,458
Finished goods	448,445	188,349
Total Inventories	$508,968	$234,167

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarter ended September 30, 2012 and 2011 of $8,738 and $40,700, respectively.

NOTE 4 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at September 30, 2012 or September 30, 2011. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2012, the Company had no accrued interest or penalties.

As of September 30, 2012, the tax years ended March 31, 2007 through March 31, 2012 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $1,564,000 at September 30, 2012. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of September 30, 2012 and March 31, 2012.

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

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended September 30, 2012
Basic EPS:
Net (loss)	$(74,384)	16,138,100	$(0.00)
Effect of dilutive options	—	—	—
Dilutive EPS	$(74,384)	16,138,100	$(0.00)

Three Months Ended September 30, 2011
Basic EPS:
Net (loss)	$(178,782)	14,435,105	$(0.01)
Effect of dilutive options	—	—	—
Dilutive EPS	$(178,782)	14,435,105	$(0.01)

Six Months Ended September 30, 2012
Basic EPS:
Net (loss)	$(197,797)	15,441,925	$(0.01)
Effect of dilutive options	—	—	—
Dilutive EPS	$(197,797)	15,441,925	$(0.01)

Six Months Ended September 30, 2011
Basic EPS:
Net (loss)	$(416,944)	14,386,788	$(0.03)
Effect of dilutive options	—	—	—
Dilutive EPS	$(416,944)	14,386,788	$(0.03)

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

Index

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

Federal Income Taxes: Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.  It is our judgment we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2012 will be realized in future periods.  Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. The Company recognizes income tax benefits only when it meets the “more likely than not” recognition threshold. We have not recorded any unrecognized income tax benefits at September 30, 2012.

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

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets. Revenues for the quarter ended September 30, 2012 increased 22% to $769,345 from $630,601 for the quarter ended September 30, 2011. The overall increase in revenues comes primarily from the operation of seven Tootie Pie Gourmet Cafés during the first quarter of fiscal year 2012, versus five Cafés that were open for the same period last year. Our internet, corporate and wholesale business combined to remain virtually unchanged.

Index

For periods reported below, our customers were in the following categories:

	Three month period ended September 30, 2012	Three month period ended September 30, 2011	Six month period ended September 30, 2012	Six month period ended September 30, 2011
Retail (1)	48%	43%	51%	48%
Corporate	12%	5%	12%	3%
Wholesale	40%	52%	37%	49%
Totals	100%	100%	100%	100%

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

As of September 30, 2012, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation. For the quarter ended September 30, 2012, Ben E. Keith Food Services and Sysco Corporation combined for 96% of our overall wholesale revenue, 82% and 14%, respectively.

Cost of Goods Sold:

Cost of goods sold generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead. Cost of goods sold was $227,260 and $230,641 for the quarters ended September 30, 2012 and September 30, 2011, respectively. The decrease from the prior year quarter was primarily due to ongoing efforts to maintain costs and negotiate better terms on raw materials.. to the overall increase in sales, as well as some inflationary increases in the cost of some raw materials.

Cost of goods sold, as a percentage of net sales, was 30% for the three month period ended September 30, 2012 compared to 37% for the three month period ended September 30, 2011. We consider the 7% reduction to be a result of overall higher sales and our ongoing efforts to maintain costs.

Gross Profit:

Gross profit was 70% of net sales for the quarter ended September 30, 2012 compared to 63% for the quarter ended September 30, 2011.  We consider the 7% improvement to be a result of overall higher sales and our ongoing efforts to maintain costs. We expect the gross profit percentage to continue to fluctuate as we refine our manufacturing and sales processes.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $616,469 for the quarter ended September 30, 2012 from $588,833 for the quarter ended September 30, 2011. The increase in selling and general and administrative expenses from the prior year periods was principally due to an increase in personnel required to open, manage and operate seven Gourmet Café locations, versus five Cafés during the same period last year; as well as an increase in production in anticipation of higher sales for the upcoming holiday season.

Net Loss:

Net loss decreased to $74,384 for the three months ended September 30, 2012 from $178,782 for the three months ended September 30, 2011. The net loss decrease for the three months ended September 30, 2012 was principally due to an increase in overall sales and our ongoing efforts to maintain costs.

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

At September 30, 2012, we had $24,698 of cash and cash equivalents, compared to $27,569 of cash and cash equivalents at March 31, 2012. Our current assets at September 30, 2012 were $839,811 compared to $335,462 at March 31, 2012. Our current liabilities at September 30, 2012 were $1,088,388 compared to $439,271 at March 31, 2012.

Net cash used in operating activities was $532,859 for the quarter ended September 30, 2012, compared to $301,170 of net cash used for the quarter ended September 30, 2011. The decrease in operating cash used is a direct result of our efforts to build inventory to meet projected sales increases for the upcoming holiday season, as well as expenses related to operation of our seven Tootie Pie Gourmet Cafés.

Net cash used in investing activities was $93,953 for the quarter ended September 30, 2012 and $20,473 for the quarter ended September 30, 2011. These investing activities primarily reflected capital expenditures related to our acquisition of our Tootie Pie Gourmet Cafés.

Net cash provided by financing activities was $623,941 and $23,703 for the quarters ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities for the quarter ended September 30, 2012 represented proceeds from borrowings on our working capital credit line and notes payable. We had no such transactions during the period ending September 30, 2011.

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

On July 31, 2012, the Company issued a $350,000 senior secured redeemable debenture to TCA (the “Debenture”). The Debenture is due and payable on August 9, 2013 (the “Maturity Date”), together with interest on the outstanding principal balance of the Debenture at a rate of 11% per annum. The Debenture may be prepaid by the Company at any time prior to the Maturity Date with three business days advance written notice to TCA. On or before the Maturity Date, when the Company redeems the Debenture, the Company will be required to pay a redemption premium equal to the then outstanding principal amount due under the Debenture multiplied by four percent (4%), in addition to the principal amount being redeemed, all accrued interest as of the redemption date, and all costs, fees, and charges due and payable. Upon the occurrence of an event of default under the Debenture, the interest rate on the Debenture shall increase and immediately accrue at the maximum interest rate permitted by applicable law, and TCA would be entitled, in its sole direction, to acceleration of full repayment of the debt plus all accrued interest and redemption premiums due under the Debenture.

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

Index

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

Index

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

Date: November 16, 2012		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer

Index