Form 10-Q
period 2012-12-31
Tootie Pie Company, Inc.
filed 2013-02-15
CIK 1368218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 11, 2013, 17,438,100 shares of the issuer’s common stock, $0.001 par value, were outstanding.

TOOTIE PIE COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TOOTIE PIE COMPANY, INC.
BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$82,617	$27,569
Accounts receivable, net	197,866	25,436
Inventory	423,903	234,167
Other current assets	73,241	48,290
Total current assets	777,627	335,462

Fixed Assets:
Furniture and equipment	800,020	712,113
Leasehold improvements	214,171	209,693
Building	7,000	7,000
Construction in progress	—	12,260
Total fixed assets	1,021,191	941,066
Less accumulated depreciation	(496,286)	(397,334)
Net fixed assets	524,905	543,732

Other Assets:
Intangible assets, net	—	11,369
Deposits and other	52,824	37,796
Total other assets	52,824	49,165

Total Assets	$1,355,356	$928,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$461,495	$277,403
Accounts payable, employees	6,539	12,589
Accrued expenses	47,041	47,563
Deferred revenue	23,930	24,594
Long-term debt, current portion	468,108	77,122
Note payable, related party	65,000	—
Total current liabilities	1,072,113	439,271

Long-term Debt, net of current	—	1,990

Total Liabilities	$1,072,113	$441,261

Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 100,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 99,900,000 shares, 17,438,100 and 16,138,100 issued and outstanding	14,738	14,738
Additional paid-in-capital	4,912,068	4,852,068
Retained earnings (deficit)	(4,643,563)	(4,379,708)
Total stockholders’ equity	233,243	487,098

Total Liabilities and Stockholders’ Equity	$1,355,356	$928,359

See Notes to Interim Financial Statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$1,401,393	$1,252,588	$2,783,190	$2,369,340
Cost of goods sold	343,934	264,896	768,931	686,543
Gross profit	1,057,459	987,692	2,014,259	1,682,797

Operating Expenses:
General and administrative expense	192,062	177,782	567,451	577,792
Selling expense	598,194	576,744	1,377,402	1,292,493
Total operating expenses	790,256	754,526	1,944,853	1,870,285

Operating Income (Loss)	267,203	233,166	69,406	(187,488)

Other Income (Expense)	0	328	0	4,788

Income (Loss) before income taxes	267,203	233,494	69,406	(182,700)
Income taxes – Texas margin tax	375	—	0	(750)

Net Income (Loss)	$266,828	$233,494	$69,406	$(183,450)

Earnings (Loss) Per Share
Basic and diluted loss per share	$0.02	$0.02	$0.00	$(0.01)
Weighted average common shares outstanding, basic and diluted	17,438,100	14,437,225	16,109,703	14,403,661

See Notes to Interim Financial Statements.

TOOTIE PIE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2012	2011
	(unaudited)	(unaudited)
Operating Activities
Net income/(loss)	$69,406	$(183,450)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	98,952	91,837
Amortization	11,367	20,465
Non-cash compensation expense	17,476	—
Non-cash expense for services	—	—
Changes in operating assets and liabilities:
Accounts receivable	(247,430)	(174,462)
Inventory	(389,735)	(141,386)
Other current assets	(24,951)	(1,296)
Accounts payable and accrued expenses	92,673	17,722
Deferred revenue	(664)	(18,318)
Net Cash (Used) by Operating Activities	(372,906)	(388,888)
Investing Activities
Other Assets	(15,029)	—
Purchases of fixed assets	(100,125)	(134,161)
Net Cash (Used) by Investing Activities	(115,154)	(134,161)
Financing Activities
Borrowings on notes payable	700,000	100,000
Borrowings on notes payable, related party	65,000	25,000
Repayments on notes payable, related party	(50,000)	(25,000)
Repayments on long-term debt	(231,892)	(51,297)
Issuances of common stock, net of offering costs	60,000	332,571
Net Cash Provided & (Used) by Financing Activities	543,108	381,274

Net Change in Cash	55,048	(141,775)
Cash at beginning of period	27,569	402,362

Cash at End of Period	$82,617	$260,587

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

NOTE 2 – INVENTORIES

Inventories consist of the following:

	December 31, 2012	March 31, 2012
Raw materials	$15,494	$18,360
Packaging materials	16,878	27,458
Finished goods	391,531	188,349
Total Inventories	$423,903	$234,167

NOTE 3 – STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values using the Black-Scholes option pricing model. The Company recognized stock-based compensation expense in the quarter ended December 31, 2012 and 2011 of $17,476 and $40,700, respectively.

NOTE 4 – INCOME TAXES

The Company does not have any unrecognized income tax benefits at December 31, 2012 or December 31, 2011. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2012, the Company had no accrued interest or penalties.

As of December31, 2012, the tax years ended March 31, 2007 through March 31, 2012 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $1,564,000 at December 31, 2012. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of December 31, 2012 and March 31, 2012.

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

The following reconciles the components of the earnings (loss) per share (EPS) computation:

	Income (Loss) Numerator	Shares Denominator	Per Share Amount
Three Months Ended December 31, 2012
Basic EPS:
Net (loss)	$266,828	17,438,100	$0.02
Effect of dilutive options	—	—	—
Dilutive EPS	$266,828	17,438,100	$0.02

Three Months Ended December 31, 2011
Basic EPS:
Net (loss)	$233,494	14,437,225	$0.02
Effect of dilutive options	—	—	—
Dilutive EPS	$233,494	14,437,225	$0.02

Nine Months Ended December 31, 2012
Basic EPS:
Net (loss)	$69,406	16,109,703	$0.00
Effect of dilutive options	—	—	—
Dilutive EPS	$69,406	16,109,703	$0.00

Nine Months Ended December 31, 2011
Basic EPS:
Net (loss)	$(183,450)	14,403,661	$(0.01)
Effect of dilutive options	—	—	—
Dilutive EPS	$(183,450)	14,403,661	$(0.01)

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

As of December 31, 2012, we own and operate seven Cafés in Texas, which are located in San Antonio, Austin, Fredericksburg, Frisco (Dallas) and Allen (Dallas).

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

Federal Income Taxes: Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.  It is our judgment we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2012 will be realized in future periods.  Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. The Company recognizes income tax benefits only when it meets the “more likely than not” recognition threshold. We have not recorded any unrecognized income tax benefits at December 31, 2012.

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

Results of Operations

Revenues:

Our revenues are principally derived from selling our pies to retail, corporate and wholesale markets. Revenues for the quarter ended December 31, 2012 increased 12% to $1,401,393 from $1,252,588 for the quarter ended December 31, 2011. The overall increase in revenues comes primarily from the operation of seven Tootie Pie Gourmet Cafés during the first quarter of fiscal year 2012, versus five Cafés that were open for the same period last year. Our internet, corporate and wholesale business combined to remain virtually unchanged.

For periods reported below, our customers were in the following categories:

	Three month period ended December 31, 2012	Three month period ended December 31, 2011	Nine month period ended December 31, 2012	Nine month period ended December 31, 2011
Retail (1)	49%	59%	48%	55%
Corporate	20%	20%	14%	12%
Wholesale	31%	21%	38%	33%
Totals	100%	100%	100%	100%

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

As of December 31, 2012, our two largest wholesale customers were Ben E. Keith Food Services and Sysco Corporation. For the quarter ended December 31, 2012, Ben E. Keith Food Services and Sysco Corporation combined for 74% of our overall wholesale revenue, 66% and 8%, respectively.

Cost of Goods Sold:

Cost of goods sold generally includes raw materials, direct labor, cooking and cleaning supplies and factory overhead. Cost of goods sold was $343,934 and $264,896 for the quarters ended December 31, 2012 and December 31, 2011, respectively. The increase from the prior year quarter was primarily due to an increase in overall sales.

Cost of goods sold, as a percentage of net sales, was 25% for the three month period ended December 31, 2012 compared to 21% for the three month period ended December 31, 2011. We consider the 4% improvement to be insignificant and within normal year to year fluctuations.

Gross Profit:

Gross profit was 75% of net sales for the quarter ended December 31, 2012 compared to 79% for the quarter ended December 31, 2011.  We consider the 4% reduction to be insignificant and within normal year to year fluctuations. We expect the gross profit percentage to continue to fluctuate as we refine our manufacturing and sales processes.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $790,256 for the quarter ended December 31, 2012 from $754,526 for the quarter ended December 31, 2011. The increase in selling and general and administrative expenses from the prior year periods was principally due to an increase in personnel required to open, manage and operate seven Gourmet Café locations, versus five Cafés during the same period last year; as well as an increase in production in anticipation of higher sales for the upcoming holiday season.

Net Income:

Net income increased to $266,828 for the three months ended December 31, 2012 from $233,494 for the three months ended December 31, 2011. The net income increase for the three months ended December 31, 2012 was principally due to an increase in overall sales and our ongoing efforts to maintain costs.

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

At December 31, 2012, we had $82,617 of cash and cash equivalents, compared to $27,569 of cash and cash equivalents at March 31, 2012. Our current assets at December 31, 2012 were $777,627 compared to $335,462 at March 31, 2012. Our current liabilities at December 31, 2012 were $1,072,113 compared to $439,271 at March 31, 2012.

Net cash used in operating activities was $372,906 for the quarter ended December 310, 2012, compared to $388,888 of net cash used for the quarter ended December 31, 2011. The decrease in operating cash used is a direct result of our efforts to build inventory to meet projected sales increases for the upcoming holiday season, as well as expenses related to operation of our seven Tootie Pie Gourmet Cafés.

Net cash used in investing activities was $115,154 for the quarter ended December 31, 2012 and $134,161 for the quarter ended December 31, 2011. These investing activities primarily reflected capital expenditures related to our acquisition of our Tootie Pie Gourmet Cafés.

Net cash provided by financing activities was $543,108 and $381,274 for the quarters ended December 31, 2012 and 2011, respectively. Net cash provided by financing activities for the quarter ended December 31, 2012 represented proceeds from borrowings on our working capital credit line and notes payable. We had no such transactions during the period ending December 31, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

For the quarter ended December 31, 2012, we were not in default on our senior debt securities.

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

Date: February 15, 2013		TOOTIE PIE COMPANY, INC.

	By:	/s/ Don L. Merrill, Jr.
Don L. Merrill, Jr. President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer